Form 10-Q
period 2013-09-30
AMBIT BIOSCIENCES CORP
filed 2013-11-07
CIK 1131543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, there were 17,877,241 shares of common stock of the issuer outstanding.

AMBIT BIOSCIENCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Ambit Biosciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,856	$17,481
Prepaid expenses and other current assets	1,031	1,231

Total current assets	79,887	18,712

Property and equipment, net	816	560
Deposits and other assets	—	717
Restricted cash	63	—

Total assets	$80,766	$19,989

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,695	$7,290
Accrued payroll and related expenses	1,702	1,313
Current portion of notes payable, net of discount	—	4,320
Current portion of deferred revenue	—	6,362
Warrant liabilities	15,623	10,540

Total current liabilities	22,020	29,825

Deferred revenue, net of current portion	—	14,309
Redeemable non-controlling interest	—	3,323

Commitments and contingencies

Convertible preferred stock, $0.001 par value:
Authorized shares – 10,000,000 and 170,990,763 at September 30, 2013 and December 31, 2012, respectively
Redeemable convertible preferred stock:
Issued and outstanding shares - 0 and 121,826,424 at September 30, 2013 and December 31, 2012, respectively; liquidation preference - $0 and $202,475 at September 30, 2013 and December 31, 2012, respectively	—	157,076
Convertible preferred stock;
Issued and outstanding shares - 0 and 1,590,014 at September 30, 2013 and December 31, 2012, respectively; liquidation preference - $0 and $13,702 at September 30, 2013 and December 31, 2012, respectively	—	13,702
Stockholders’ equity (deficit):
Common stock, $0.001 par value;
Authorized shares - 200,000,000 and 225,000,000 at September 30, 2013 and December 31, 2012, respectively; issued and outstanding shares -17,877,241 and 3,990 at September 30, 2013 and December 31, 2012, respectively	18	—
Additional paid-in capital	304,932	38,678
Accumulated other comprehensive (loss) income	(83)	47
Accumulated deficit	(246,121)	(236,971)

Total stockholders’ equity (deficit)	58,746	(198,246)

Total liabilities and stockholders’ equity (deficit)	$80,766	$19,989

See accompanying notes.

Ambit Biosciences Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Revenues:
Collaboration agreements	$7,678	$4,282	$25,817	$14,689

Operating expenses:
Research and development	4,484	8,169	20,153	30,120
General and administrative	3,076	1,230	7,049	4,533
Gain on sale of kinase profiling services business	(2,500)	—	(2,500)	—
Noncash gain on sale of kinase profiling services business	—	(480)	—	(1,600)

Total operating expenses	5,060	8,919	24,702	33,053

Income (loss) from operations	2,618	(4,637)	1,115	(18,364)

Other income (expense):
Interest expense	(53)	(559)	(323)	(1,319)
Other income	1	10	13	11
Change in fair value of warrant and derivative liabilities	(8,665)	(1,601)	(10,045)	(2,417)

Total other income (expense), net	(8,717)	(2,150)	(10,355)	(3,725)

Loss before income taxes	(6,099)	(6,787)	(9,240)	(22,089)
Benefit for income tax	30	122	29	121

Consolidated net loss	(6,069)	(6,665)	(9,211)	(21,968)
Net loss attributable to redeemable non-controlling interest	—	82	61	330

Net loss attributable to Ambit Biosciences Corporation	(6,069)	(6,583)	(9,150)	(21,638)

Other comprehensive loss:
Foreign currency translation	—	114	(130)	115

Comprehensive loss	$(6,069)	$(6,551)	$(9,341)	$(21,853)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(5,621.90)	$(1.27)	$(17,575.91)

Weighted average shares outstanding, basic and diluted	17,876,984	1,370	8,710,924	1,370

See accompanying notes.

Ambit Biosciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities
Consolidated net loss	$(9,211)	$(21,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	774
Change in fair value of redeemable convertible preferred stock warrant and derivative liabilities	10,045	2,417
Noncash interest expense	117	649
Stock-based compensation	1,361	487
Gain on disposal of property and equipment	(12)	(74)
Deferred revenue	(20,671)	(4,775)
Noncash gain on sale of kinase profiling services business	—	(1,600)
Changes in operating assets and liabilities:
Accounts receivable	—	3,510
Prepaid expenses and other current assets	200	110
Accounts payable and accrued expenses	(2,233)	(41)
Accrued payroll and related expenses	389	(952)

Net cash used in operating activities	(19,714)	(21,463)

Investing activities
Proceeds from sale of property and equipment	23	77
Purchase of property and equipment	(568)	(12)
Restricted cash	(63)	—

Net cash (used in) provided by investing activities	(608)	65

Financing activities
Proceeds from issuance of common stock, net of offering costs	83,515	—
Proceeds from issuance of put shares	2,725	—
Proceeds from notes payable	—	13,000
Payments on notes payable	(4,412)	(3,590)

Net cash provided by financing activities	81,828	9,410

Effect of exchange rate changes on cash	(131)	127

Net change in cash and cash equivalents	61,375	(11,861)
Cash and cash equivalents at beginning of the period	17,481	16,417

Cash and cash equivalents at end of the period	$78,856	$4,556

Supplemental disclosures of noncash investing and financing information
Contributed capital related to cancelled Series D-2 financing warrants	$—	$2 ,779

Conversion of redeemable non-controlling interest to common stock	$4,241	$—

Conversion of preferred warrant liability to equity	$4,689	$—

Conversion of preferred stock to common stock	$174,409	$—

Supplemental disclosures of cash flow information
Interest paid	$252	$704

Taxes paid	$1	$1

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

Initial Public Offering and Concurrent Private Placement

The Company closed its initial public offering (“IPO”) in May 2013, selling 8,125,000 shares of common stock at a price of $8.00 per share, resulting in gross proceeds of approximately $65.0 million and net proceeds of approximately $58.1 million, after underwriting and other expenses of approximately $6.9 million (consisting of $4.6 million in underwriting discounts and commissions and $2.3 million in other offering expenses). In connection with the completion of the IPO, all outstanding convertible preferred stock converted into 6,449,073 shares of common stock.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Ambit Europe Limited (“Ambit Europe”) and its controlled subsidiary, Ambit Biosciences (Canada) Corporation (“Ambit Canada”), which became a wholly-owned subsidiary upon the Company’s IPO. All intercompany transactions and balances are eliminated in consolidation. Ambit Europe was incorporated in England in June 2008. As of September 30, 2013, there have been no significant transactions related to Ambit Europe. Ambit Canada was formed in Canada in December 2004.

Consolidation of Ambit Canada’s results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Research and development expense	$(4)	$(116)	$(130)	$(544)
Interest income (expense), net	36	(34)	78	(44)
Other income	—	5	—	5

Net income (loss) of Ambit Canada	$32	$(145)	$(52)	$(583)

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

Foreign Currency Translation and Transactions

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The financial statements of Ambit Canada are measured using the local currency as the functional currency. The translation of Ambit Canada’s assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while the financing related accounts are translated at the rate in effect at the date of the underlying transaction. Equity accounts, including retained earnings, are translated at historical rates. The translation of statement of comprehensive income (loss) data is made at the average rate in effect for the period. The translation of operating cash flow data is made at the average rate in effect for the period, and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Transactions expected to be settled in a currency other than the functional currency are remeasured to current exchange rates each period until such transaction is settled. The resulting gain or loss is included in other income (expense) in the accompanying consolidated statements of comprehensive loss. There were no material transaction gains or losses during any period presented in the financial statements.

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

Warrant Liabilities

Prior to the Company’s IPO, redeemable convertible preferred stock warrants exercisable for shares of Series C, Series D and Series D-2 redeemable convertible preferred stock were classified as liabilities in the accompanying consolidated balance sheets, as the terms for redemption of the underlying security were outside the Company’s control. The Company’s outstanding common stock warrants issued in connection with its Series E financing in 2012 are classified as liabilities in the accompanying consolidated balance sheets as they contain provisions that could require the Company to settle the warrants in cash. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of comprehensive loss.

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

The Company has recognized the following revenue from collaboration agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Upfront licensing fees	$6,947	$1,604	$20,671	$4,776
Collaborative research activities	731	2,678	5,146	9,913

Total revenue from collaboration agreements	$7,678	$4,282	$25,817	$14,689

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

Total stock-based compensation was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Research and development	$157	$22	$392	$90
General and administrative	385	112	969	397

	$542	$134	$1,361	$487

As of September 30, 2013, total unrecognized stock-based compensation costs related to non-vested stock options was approximately $5.8 million and the weighted-average period over which it is expected to be recognized is approximately 3.3 years.

Sale of Kinase Profiling Services Business

On October 21, 2010, the Company sold all of the assets relating to its kinase profiling service business to DiscoveRx Corporation (“DiscoveRx”) pursuant to an asset purchase agreement. In consideration for the sale of such assets, DiscoveRx paid the Company $7.3 million at the closing of the transaction, $0.4 million in January 2011 and may be required to pay the Company up to an additional $4.5 million of incremental consideration upon the achievement by DiscoveRx of certain sales and operational milestones. Under the terms of the asset purchase agreement, the Company was obligated to purchase from DiscoveRx a minimum of $625,000 of screening services during each full calendar quarter through December 31, 2012. To the extent minimum quarterly commitments exceeded the actual amount of services received, the Company paid the difference, which was accounted for as a reduction in both the sales price and the overall gain recorded on the sale of the business. In August 2013, the Company was notified that DiscoverRx has achieved certain, but not all, specified sales and operational milestones, resulting in the Company earning $2.5 million of the $4.5 million of incremental consideration. The Company is no longer eligible to earn the remaining $2.0 million of incremental consideration.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, redeemable convertible preferred stock puts (non-controlling interest), warrants for the purchase of convertible preferred and common stock, convertible notes payable and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The computation for basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted loss per share:
Loss attributable to Ambit Biosciences Corporation	$(6,069)	$(6,583)	$(9,150)	$(21,638)
Accretion to redemption value of redeemable convertible preferred stock	—	(446)	(3,634)	(1,327)
Change in fair value of redeemable non-controlling interest	—	(673)	1,747	(1,114)

Net loss available to common stockholders	$(6,069)	$(7,702)	$(11,037)	$(24,079)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding, basic and diluted	17,876,984	1,370	8,710,924	1,370

Basic and diluted net loss per share	$(0.34)	$(5,621.90)	$(1.27)	$(17,575.91)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Convertible preferred stock outstanding	—	4,014,981	—	4,014,981
Redeemable non-controlling interest	—	273,264	—	273,264
Warrants for convertible preferred stock	—	654,829	—	654,829
Warrants for common stock	1,634,746	1,057	1,634,746	1,057
Convertible notes payable	—	802,315	—	802,315
Common stock options	1,696,057	5,754	1,696,057	5,754

	3,330,803	5,752,200	3,330,803	5,752,200

2.	Ambit Canada

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

Prior to the IPO, GrowthWorks held Class C, Series D-1, Series D-2 and Class E shares of Ambit Canada. These shares were subject to put options whereby GrowthWorks could exchange its non-voting shares in Ambit Canada for shares of the Company’s redeemable convertible preferred stock. Immediately prior to the IPO, GrowthWorks exercised their put options and exchanged their shares of Ambit Canada for 1,538,461 shares of the Company’s Series C-2 redeemable convertible preferred stock, 612,649 shares of the Company’s Series D redeemable convertible preferred stock, 3,666,169 shares of the Company’s Series D-2 redeemable convertible preferred stock and 6,163,916 shares of the Company’s Series E redeemable convertible preferred stock, all of which shares were converted to common stock upon the IPO.

The redeemable non-controlling interest was initially valued using the fair value of the Company’s Series C-2, Series D, Series D-2 and Series E redeemable convertible preferred stock. At each reporting period, the Company adjusted the carrying value of the redeemable non-controlling interest by the net income (loss) attributable to the redeemable non-controlling interest. Any difference between the fair value and the adjusted carrying value of the redeemable non-controlling interest was recorded as an adjustment to additional paid-in capital and presented as a component of net loss attributable to common stockholders in the accompanying condensed consolidated statements of comprehensive income (loss). The redeemable non-controlling interest was measured at fair value until the IPO, at which time no Class C, Series D-1, Series D-2 or Class E shares of Ambit Canada were held by GrowthWorks or any other third party. The redeemable non-controlling interest was reclassified to additional paid-in capital.

Income (loss) of Ambit Canada was allocated to the redeemable non-controlling interest based on the relative ownership of Ambit Canada. As of December 31, 2012 and September 30, 2013, the redeemable non-controlling interest held 60%, and 0%, respectively, of the outstanding shares of Ambit Canada.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 or 2012.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets and liabilities that are measured or disclosed at fair value on a recurring basis, and are classified within the Level 3 designation include the preferred stock and common stock warrant liabilities and the redeemable non-controlling interest. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements as of September 30, 2013 are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$78,723	$78,723	$—	$—

Assets that have recurring measurements as of December 31, 2012 are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$14,979	$14,979	$—	$—

Liabilities that have recurring measurements as of September 30, 2013 are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Common warrants	$15,623	$—	$—	$15,623

Liabilities that have recurring measurements as of December 31, 2012 are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Common warrants	$6,182	$—	$—	$6,182
Preferred warrants	4,358	—	—	4,358
Redeemable non-controlling interest	3,323	—	—	3,323

Total liabilities	$13,863	$—	$—	$13,863

The preferred stock and common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model and the redeemable non-controlling interest is recorded at fair value based on the fair value of the underlying redeemable convertible preferred stock.

The following weighted-average assumptions were used in determining the fair value of the outstanding preferred stock and common stock warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Risk-free interest rate	2.5%	1.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	62.8%	63.1%
Expected term in years	9.1	9.2

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

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs:

	Common Warrant Liabilities	Preferred Warrant Liabilities	Redeemable Non- Controlling Interest
		(in thousands)

Balance at December 31, 2012	$6,182	$4,358	$3,323
Issuance of shares of redeemable non-controlling interest	—	—	2,725
Change in fair value	9,714	331	(1,747)
Net loss attributable to redeemable non-controlling interest	—	—	(61)
Exercise of common warrants	(273)	—	—
Reclassification to additional paid-in capital upon the closing of the Company’s IPO	—	(4,689)	(4,240)

Balance at September 30, 2013	$15,623	$—	$—

4.	Warrants

In May 2013, in connection with the IPO, all outstanding preferred stock warrants converted into warrants to purchase shares of common stock. The Company’s outstanding warrant liabilities consisted of the following:

		September 30, 2013
Issue Date	Expiration Date	Exercise Price per Share	Shares Issuable upon Exercise	Fair Value
		(in thousands, except share and per share data)

October 2012	October 2022	$0.24	1,017,227	$15,580
November 2012	October 2022	0.24	2,787	43

			1,020,014	$15,623

The following table summarizes the warrants outstanding for purchase of common stock as of September 30, 2013 (excluding the warrants above that require liability accounting):

Shares Issuable upon Exercise	Exercise Price	Expiration Date
15,075	$103.20	October 2013 – September 2017
218	54.99	August 2016
72,970	21.84	June 2019 – July 2019
78	2,184.00	July 2019
85,714	16.80	March 2020
20,690	36.96	September 2020
39	3,696.00	September 2020
419,948	0.02	May 2021

614,732

5.	Notes Payable

Venture Loans

On March 31, 2010, the Company received $12.0 million in gross proceeds from the issuance of two secured promissory notes under a Venture Loan and Security Agreement with Compass Horizon Funding Company LLC and Oxford Finance Corporation (the “Venture Loans”). The Venture Loans were designated for general working capital and to repay $2.2 million of prior working capital notes. The annual interest rate, excluding the final payment, is fixed at 12.25%. The final payment, which was made in September 2013, included additional interest of 3.0% of the initial loan amount, or $360,000, which was accreted over the life of the notes using the effective interest method and is included in interest expense in the accompanying condensed consolidated statements of comprehensive loss. In accordance with the terms of the notes, the Company made payments of only interest during the initial 12 month period May 1, 2010 through April 1, 2011 and commenced making principal and interest payments May 1, 2011 for the remaining 30 months. The Venture Loans were secured by a first priority security interest in all assets, excluding intellectual property, for which the Company provided a negative pledge.

The Company issued the lenders warrants to purchase shares of the Company’s redeemable convertible preferred stock expiring in March 2020. The warrants contain a net issuance provision such that the lenders may exchange the warrants for shares without the payment of any additional cash consideration. The initial fair value of the warrants of $0.7 million was determined using a binomial model using Level 3 inputs and is recorded as a discount to the principal balance. This discount is amortized using the effective interest method over the 42 month term of the Venture Loans and is included in interest expense in the accompanying condensed consolidated statements of comprehensive loss. The warrants are exercisable for the purchase of an aggregate of 85,714 shares of the Company’s common stock at an exercise price of $16.80 per share.

As of September 30, 2013 and December 31, 2012 the outstanding principal balance of the Venture Loans was $0 and $4.4 million, respectively, which was offset by outstanding debt discount of $0 and $92,000, respectively.

6.	Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Upon the closing of the IPO in May 2013, 133,807,619 outstanding shares of redeemable convertible preferred stock and 1,590,014 shares of convertible preferred stock were converted into 6,449,073 shares of common stock, and the related carrying values of $160.7 million and $13.7 million were reclassified to additional paid-in capital. At September 30, 2013, no shares of convertible preferred stock were issued or outstanding.

7.	Collaboration Agreements

Astellas Pharma Inc. and Astellas US LLC

In December 2009, the Company entered into an agreement with Astellas Pharma Inc. and Astellas US LLC (collectively “Astellas”) to jointly, research, develop and commercialize certain FLT3 kinase inhibitors in oncology and non-oncology indications. Under the agreement, the Company granted Astellas an exclusive, worldwide license, with limited rights to sublicense, develop, commercialize and otherwise exploit quizartinib and certain metabolites and derivatives of those compounds. In addition, the agreement provides that the Company and Astellas would conduct a five-year joint research program related to preclinical development of certain designated follow-on compounds to quizartinib. Astellas had sole ownership of all regulatory materials and approvals related to the compounds in exchange for certain payments described below and their commitment to jointly develop, and then commercialize and promote, products based on the licensed technology.

On March 7, 2013 Astellas exercised the right to terminate the Company’s agreement, effective September 3, 2013. Through September 3, 2013 Astellas and the Company continued to share agreed-upon development costs equally. Subsequent to September 3, 2013, the Company became solely responsible for development costs associated with quizartinib.

Astellas is obligated to reimburse the Company for half of certain agreed-upon costs in connection with the transition of Astellas’ development activities to the Company. These costs are expected to be fully expensed by the Company by the end of 2013.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities; (ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our future product candidates; (vii) the size and growth potential of the markets for our future product candidates, and our ability to serve those markets; (viii) our ability to successfully commercialize our future product candidates; (ix) the rate and degree of market acceptance of our product candidates; (x) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (xi) regulatory developments in the United States and foreign countries; and (xii) the performance of our third-party suppliers and manufacturers. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of drugs to treat unmet medical needs in oncology, autoimmune and inflammatory diseases by inhibiting kinases that are important drivers for those diseases. Our pipeline currently includes three programs, each aimed at the inhibition of validated kinase targets. Our lead drug candidate, quizartinib, which we formerly referred to as AC220, is a once-daily, orally-administered, potent and selective inhibitor of the FMS-like tyrosine kinase 3, or FLT3. We are planning to initiate a Phase 3 clinical trial of quizartinib in early 2014 in patients with acute myeloid leukemia, or AML, who express a genetic mutation in FLT3 (referred to by us as FLT3-ITD positive) who are refractory to or relapsed after first-line treatment with or without hematopoietic stem cell transplantation, or HSCT, consolidation. Under our proposed study design, which is pending feedback from the U.S. Food and Drug Administration, or FDA, we plan to enroll 326 patients who will be randomized 2:1 to quizartinib monotherapy or salvage chemotherapy and a single interim analysis is planned. Our second drug candidate in clinical development, AC410, is a potent, selective, orally-administered, small molecule inhibitor of Janus kinase 2, or JAK2, that has potential utility for the treatment of autoimmune and inflammatory diseases. Our third program consists of a potent and exquisitely selective small molecule compound, AC708, which inhibits the colony-stimulating factor-1 receptor, or CSF1R, a receptor tyrosine kinase. This compound is in preclinical studies and has potential utility in oncology, autoimmune and inflammatory diseases. All of our drug candidates and clinical candidates have been internally discovered by us.

We have no products approved for sale, we have not generated any revenues from product sales and we have incurred significant operating losses since our inception. We have generated revenues from upfront payments and reimbursements associated with our collaboration agreements and from our former kinase profiling services business. We have never been profitable and have incurred consolidated net losses of approximately $9.2 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $246.1 million. We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of quizartinib, seek regulatory approval for and, if approved, pursue eventual commercialization of quizartinib, and advance our other drug candidates through preclinical studies and clinical trials.

We conduct our activities through Ambit Biosciences Corporation, a Delaware corporation, from our primary facility in San Diego, California. Additionally, as of September 30, 2013, we have a wholly-owned subsidiary, Ambit Canada, which in the past conducted limited research and development activities in Toronto. We also have a wholly-owned subsidiary, Ambit Europe Limited, located in the United Kingdom, which has limited operations related to regulatory filings in the European Union. The following information is presented on a consolidated basis to include the accounts of these subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

In May 2013, we completed our initial public offering, or IPO, of shares of our common stock pursuant to a registration statement on Form S-1 that was declared effective on May 15, 2013. In the IPO, we sold 8,125,000 shares of our common stock at a price of $8.00 per share. As a result of the IPO, we raised a total of $58.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.6 million and offering expenses of approximately $2.3 million. Costs directly associated with the IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded as additional paid-in-capital. In addition, in connection with the completion of the IPO, all outstanding convertible preferred stock converted into 6,449,073 shares of common stock.

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

We currently have no products approved for sale, and we have not generated any revenues from product sales or product royalties and do not expect to receive any revenues from any drug candidates unless and until they obtain regulatory approval. To date, we have not submitted any drug candidate for regulatory approval. In the future, we may generate revenues from a combination of additional milestone payments, reimbursements, and royalties in connection with our existing and any future collaborations, as well as product sales for any approved products. However, other than reimbursement from Astellas of certain development costs through the effective date of the termination of our agreement and of certain transition costs and potential milestone payments from Teva Pharmaceutical Industries Ltd., or Teva, we do not expect to receive revenues unless and until we receive approval for quizartinib or potentially enter into additional collaboration agreements for quizartinib or our other drug candidates. If we fail to achieve clinical success in the development of quizartinib in a timely manner and/or obtain regulatory approval for this drug candidate, our ability to generate future revenues would be materially adversely affected.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug candidates. Our business model is dependent upon our continuing to conduct a significant amount of research and development. To date, quizartinib represents the largest portion of our research and development expense. From the date of our agreement with Astellas and through the effective date of the termination, we shared equally in any agreed-upon research and development costs for quizartinib and any follow-on compounds in the United States and European Union and Astellas was solely responsible for development costs outside of the United States and European Union. Following the effective date of the termination, we will be responsible for all world-wide development costs for quizartinib and any follow-on compounds, other than certain agreed upon transition costs, which will be shared with Astellas. Our research and development expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	employee-related expenses, which include salaries and benefits;

•	the cost of developing our chemistry, manufacturing and controls capabilities, or CMC, and acquiring clinical trial materials;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	stock-based compensation expense to employees and consultants; and

•	costs associated with other research activities and regulatory approvals.

Research and development costs are expensed as incurred.

The following table indicates our research and development expense by project/category for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Total January 1, 2007 through September 30, 2013
	2013	2012	2013	2012
Quizartinib	$2,772	$6,455	$14,659	$22,893	$120,085
AC410 /AC430	80	107	130	821	15,753
CSF1R	503	237	1,376	1,039	12,705
Discovery projects	552	1,153	1,780	3,401	60,323
R&D administration	577	217	2,208	1,966	15,620

Total	$4,484	$8,169	$20,153	$30,120	$224,486

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

We do not expect quizartinib to be commercially available, if at all, for at least the next several years. We base our expenses related to clinical trials on estimates which are based on our experience and estimates from CROs and other third parties.

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

Sale of Kinase Profiling Services Business

On October 21, 2010, we sold all of the assets relating to our kinase profiling service business to DiscoveRx Corporation (“DiscoveRx”) pursuant to an asset purchase agreement. In consideration for the sale of such assets, DiscoveRx paid us $7.3 million at the closing of the transaction, $0.4 million in January 2011 and may be required to pay us up to an additional $4.5 million of incremental consideration upon the achievement by DiscoveRx of certain sales and operational milestones. Under the terms of the asset purchase agreement, we were obligated to purchase from DiscoveRx a minimum of $625,000 of screening services during each full calendar quarter through December 31, 2012. To the extent minimum quarterly commitments exceeded the actual amount of services received, we paid the difference, which was accounted for as a reduction in both the sales price and the overall gain recorded on the sale of the business. In August 2013, we were notified that DiscoverRx has achieved certain, but not all, specified sales and operational milestones, resulting in our earning $2.5 million of the $4.5 million of incremental consideration. We are no longer eligible to earn the remaining $2.0 million of incremental consideration.

Interest Expense

Interest expense consists primarily of coupon interest, amortization of debt discount and amortization of deferred financing costs associated with our 2012 bridge loan, our equipment notes payable and our venture loans, as described in Notes 6 and 7 to our audited consolidated financial statements in our Registration Statement on Form S-1 (File No. 333-186760), originally filed with the SEC on February 20, 2013.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our audited consolidated financial statements in our Registration Statement on Form S-1 (File No. 333-186760) , originally filed with the SEC on February 20, 2013. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Collaboration Agreement Revenues and Other. We recorded revenues of $7.7 million and $4.3 million for the three months ended September 30, 2013 and 2012, respectively. The increase of approximately $3.4 million was primarily due to an increase in license fee amortization revenue being recognized during the three months ended September 30, 2013. In March 2013, we received a notice of termination of the agreement from Astellas, which termination was effective in September 2013. Accordingly, the remaining deferred revenue related to the upfront license fee is being recognized over the period from March 2013 through September 2013. This increase was partially offset by a reduction in cost reimbursement revenue due to lower quizartinib research and development expenses and the termination of the collaboration agreement with Astellas in early September 2013. The reduction in quizartinib research and development expenses was due to a reduction in the number of patients being treated and followed in our Phase 2 clinical trial, in which enrollment was completed in late 2011.

Research and Development Expenses. Our research and development expenses were $4.5 million and $8.2 million for the three months ended September 30, 2013 and 2012, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2013	2012
Outside services	$2,400	$6,384	$(3,984)
Salaries and personnel	1,625	1,434	191
Facilities and operations	459	351	108

Total	$4,484	$8,169	$(3,685)

Outside Services. Expenses for outside services, such as for CROs and investigator sites, decreased approximately $4.0 million from $6.4 million for the three months ended September 30, 2012 to $2.4 million for the three months ended September 30, 2013. This decrease was due to lower quizartinib research and development expenses, resulting from a reduction in the number of patients being treated and followed in our Phase 2 clinical trial, in which enrollment was completed in late 2011.

General and Administrative Expenses. Our general and administrative expenses were $3.1 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively. The increase of approximately $1.8 million was due to increased costs related to patent prosecution, personnel-related expenses, stock-based compensation expense and consulting for market research, organizational development and planning related to the return of full rights for quizartinib.

Interest Expense. Interest expense decreased approximately $506,000 from $559,000 for the three months ended September 30, 2012 to $53,000 for the three months ended September 30, 2013. The decrease in interest expense was due to interest being incurred in the three months ended September 30, 2012 for a bridge loan, which was converted into shares of our Series E redeemable convertible preferred stock in October 2012. Additionally, decrease in interest expense was due to a decrease in the principal balance of our outstanding venture loan. This loan was paid in full in September 2013.

Change in Fair Value of Warrant Liabilities. Expense related to the change in fair value of the stock warrant liabilities increased approximately $7.1 million from $1.6 million for the three months ended September 30, 2012 to $8.7 million for the three months ended September 30, 2013. The increase was primarily due to changes in the fair value of the securities underlying the warrants.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Collaboration Agreement Revenues and Other. We recorded revenues of $25.8 million and $14.7 million for the nine months ended September 30, 2013 and 2012, respectively, primarily under our agreement with Astellas. The increase of approximately $11.1 million was primarily due to an increase in license fee amortization revenue being recognized during the nine months ended September 30, 2013. In March 2013, we received a notice of termination of the agreement from Astellas, which termination was effective in September 2013. Accordingly, the remaining deferred revenue related to the upfront license fee was recognized over the period from March 2013 through September 2013. This increase was partially offset by a reduction in cost reimbursement revenue due to lower quizartinib research and development expenses and the termination of the collaboration agreement with Astellas in early September 2013. The reduction in quizartinib research and development expenses was due to a reduction in the number of patients being treated and followed in our Phase 2 clinical trial.

Research and Development Expenses. Our research and development expenses were $20.2 million and $30.1 million for the nine months ended September 30, 2013 and 2012, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2013	2012
Outside services	$13,485	$23,194	$(9,709)
Salaries and personnel	5,134	4,754	380
Facilities and operations	1,534	2,172	(638)

Total	$20,153	$30,120	$(9,967)

Outside Services. Expenses for outside services, such as for CROs and investigator sites, decreased approximately $9.7 million from $23.2 million for the nine months ended September 30, 2012 to $13.5 million for the nine months ended September 30, 2013. This decrease was due to lower quizartinib research and development expenses, resulting from a reduction in the number of patients being treated and followed in our Phase 2 clinical trial, for which enrollment of patients was completed in late 2011.

General and Administrative Expense. General and administrative expenses increased approximately $2.5 million from $4.5 million for the nine months ended September 30, 2012 to $7.0 million for the nine months ended September 30, 2013. The increase was primarily due to was due to increased costs related to patent prosecution, stock-based compensation expense, personnel-related expenses and consulting for market research, organizational development and planning related to the return of full rights for quizartinib.

Interest Expense. Interest expense decreased approximately $996,000 from $1.3 million for the nine months ended September 30, 2012 to $323,000 for the nine months ended September 30, 2013. The decrease in interest expense was primarily due to the decrease in the principal balance of our outstanding venture loan as we paid down more principal near the maturity of the loan, and the corresponding lower amount of interest paid on such loan during the period. Additionally, the 2012 bridge loan converted into shares of our Series E redeemable convertible preferred stock in October 2012. Accordingly, no interest expense was incurred on the 2012 bridge loan during 2013.

Change in Fair Value of Warrant and Derivative Liabilities. Expense related to the change in fair value of the stock warrant liabilities increased approximately $7.6 million from $2.4 million for the nine months ended September 30, 2012 to $10.0 million for the nine months ended September 30, 2013. The increase was primarily due to changes in the fair value of the securities underlying the warrants.

Liquidity and Capital Resources

We have incurred losses substantially since inception and negative cash flows from operating activities for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $246.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we: (i) continue the development and potential commercialization of our lead drug candidate, quizartinib, (ii) continue our research and development programs to advance our internal product pipeline and (iii) incur additional costs associated with being a public company.

From our inception through September 30, 2013, we have funded our consolidated operations primarily through the issuance of equity and convertible debt securities and upfront payments from our collaboration agreements. Additionally, we have funded a portion of our operations from service revenues and additional funding under our collaboration agreements. As of September 30, 2013, we had cash and cash equivalents of approximately $78.9 million.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(19,714)	$(21,463)
Net cash (used in) provided by investing activities	(608)	65
Net cash provided by financing activities	81,828	9,410
Effect of exchange rate changes on cash	(131)	127

Net increase (decrease) in cash and cash equivalents	$61,375	$(11,861)

Cash used in operating activities decreased $1.7 million from $21.5 million for the nine months ended September 30, 2012 to $19.7 million for the nine months ended September 30, 2013. Our net loss decreased approximately $12.8 million from $22.0 million for the nine months ended September 30, 2012 to $9.2 million for the nine months ended September 30, 2013. This decrease was offset by an increase in the usage of deferred revenue of approximately $15.9 million from $4.8 million for the nine months ended September 30, 2012 to $20.7 million for the nine months ended September 30, 2013. Non-cash expenses increased approximately $7.6 million from $4.3 million for the nine months ended September 30, 2012 to $11.8 million for the nine months ended September 30, 2013. Changes in working capital and deferrals excluding deferred revenue in the nine months ended September 30, 2013 and 2012 used cash of $1.6 million and provided cash of $2.6 million, respectively.

During the nine months ended September 30, 2013, investing activities used cash of $608,000, primarily due to purchases of property and equipment. During the nine months ended September 30, 2012, investing activities provided cash of $65,000, primarily due to sales of property and equipment.

Financing activities provided cash of $81.8 million and $9.4 million for the nine months ended September 30, 2013 and 2012, respectively. Cash provided during the nine months ended September 30, 2013 was primarily derived from our IPO and concurrent private offering. Cash provided during the nine months ended September 30, 2012 was primarily derived from the issuance of a note payable.

The financial statements of our Canadian subsidiary are measured using the local currency as the functional currency. The effect of exchange rate on cash relates to the fluctuation in exchange rate of the Canadian dollar to the U.S. dollar.

Operating Capital Requirements

Contractual Obligations. Under our collaboration agreement with Astellas, through the effective date of the termination, we shared equally with Astellas all agreed-upon development costs related to quizartinib in the United States and European Union, and research costs on other compounds under the agreement. After the effective date of the termination, we are responsible for all costs related to quizartinib and other compounds covered by the agreement, except for certain agreed-upon transition costs, which are shared equally between us and Astellas.

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

Our commitment for long-term debt relates primarily to the $12.0 million venture loan executed in March 2010, of which $4.3 million was outstanding as of December 31, 2012. The long-term debt was paid off in full in September 2013.

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

We believe our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through at least the next 12 months and will be sufficient to fund the continued development of quizartinib through receipt of topline data from our planned Phase 3 clinical trial in approximately 326 patients with relapsed/refractory AML. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. As of September 30, 2013, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as contained in our final prospectus filed with the SEC on May 16, 2013, relating to our Registration Statement on Form S-1 (File No. 333-186760) for our IPO.

Off-Balance Sheet Arrangements

As of September 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2013 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Risk

Our balance sheet as of September 30, 2013 includes cash and cash equivalent balances of approximately $13,000 denominated in Canadian dollars through our Canadian subsidiary, Ambit Canada. The majority of Ambit Canada’s operational activities are denominated in Canadian dollars. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three- and nine-month periods ended September 30, 2013 and 2012.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

Risks Related to Our Business and Industry

We are highly dependent on the success of our lead drug candidate, quizartinib, which is still in clinical development, and we cannot give any assurance that it, or any other drug candidates, will receive regulatory approval, which is necessary before they can be commercialized. *

Our future success is substantially dependent on our ability to obtain regulatory approval for, and then successfully commercialize quizartinib, our lead drug candidate, for which we are planning to initiate a Phase 3 clinical trial in early 2014. Our other drug candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our drug candidates. We have not completed the development of any drug candidates, we currently generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug.

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

We may experience delays in clinical trials of our drug candidates. We completed enrollment for a Phase 2 clinical trial of quizartinib for the treatment of AML in late 2011. Enrollment was completed in a Phase 2b clinical trial of quizartinib previously conducted by Astellas Pharma Inc. and Astellas US LLC, or collectively Astellas, to determine the optimal dose for a Phase 3 clinical trial that we are planning to initiate in early 2014 in patients with relapsed/refractory AML. Under our proposed study design, which is pending feedback from the FDA, we plan to enroll 326 patients who will be randomized 2:1 to quizartinib monotherapy or salvage chemotherapy and a single interim analysis is planned. An independent data monitoring committee, or DMC, would review the interim analysis and could recommend terminating the clinical trial early, following pre-specified rules for either futility or certain demonstrated efficacy. The proposed clinical trial also has an adaptive design which allows the DMC to require the enrollment of additional patients, based on the outcome of the interim analysis. We have not yet received feedback on our proposed study design from the FDA. The FDA may require us to make changes to our proposed study design or conduct additional studies and/or analyses before proceeding with the Phase 3 clinical trial, any of which could delay the commencement of the Phase 3 clinical trial. The FDA may also require us to conduct a second Phase 3 clinical trial to support an application for regulatory approval of quizartinib.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

We will need to raise additional funding, which may not be available on acceptable terms, or at all.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	continue the clinical development of quizartinib in AML, including our clinical trials and our planned Phase 3 clinical trial, as well as the preclinical and clinical development of other drug candidates;

•	prepare regulatory submissions for regulatory approval of quizartinib;

•	continue our research and development programs to advance our internal product pipeline; and

•	launch and commercialize quizartinib and any other drug candidates for which we receive regulatory approval, including building our own commercial capabilities to sell, market, and distribute quizartinib in North America, if approved.

We believe our existing cash and cash equivalents, along with interest thereon, will be sufficient to fund development of quizartinib through receipt of topline data from our planned Phase 3 clinical trial in approximately 326 patients with relapsed/refractory AML. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future funding requirements and sources will depend on many factors, including, the rate of progress and cost of our clinical trials, the need for additional patients in any of our clinical trials, and the need for additional clinical trials or data analyses. We will require additional capital for the further development and commercialization of quizartinib and our other drug candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we raise any debt financing, the terms of such debt could restrict our operating and financial flexibility. If we are unable to raise additional capital or debt financing in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our drug candidates or other research and development initiatives. We also could be required to:

•	seek collaborators for quizartinib or one or more of our other current or future drug candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms our rights to drug candidates that we otherwise would seek to develop or commercialize ourselves; or

•	license or acquire additional drug candidates.

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

We intend to initially seek approval of quizartinib in relapsed/refractory AML patients with internal tandem duplication, or ITD, mutations in the FMS-like tyrosine kinase 3, or FLT3, gene, which we refer to as FLT3-ITD positive. The initial proposed drug label being sought for quizartinib specific to this patient population would indicate a potential for enhanced efficacy and/or a greater likelihood of a positive response in patients that carry the FLT3-ITD positive genotype. Accordingly, it is expected that the Phase 3 clinical trial designed to support marketing approval for quizartinib will use a diagnostic test to select patients that are FLT3-ITD positive. In the United States, the FDA requires that the diagnostic test used to select patients in a pivotal trial be approved in parallel with the drug candidate as a companion diagnostic. A companion diagnostic is an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. We believe a companion diagnostic to test for the FLT3-ITD positive genotype will be required for the approval of quizartinib. Companion diagnostics are subject to regulation as medical devices by the FDA and may be subject to regulation by comparable regulatory authorities in various foreign countries. The process of complying with the requirements of the FDA and comparable foreign agencies to support marketing authorization of a companion diagnostic is costly, time consuming and burdensome.

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

Adverse side effects or other safety risks associated with our drug candidates could delay or preclude approval of quizartinib or any of our other current or future drug candidates, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of our clinical trials by us, our collaborators, IRBs, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any drug candidates that we develop, the commercial prospects of such drug candidates will be harmed and our ability to generate product revenues from any of these drug candidates will be delayed or eliminated. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Additionally if quizartinib or any of our other drug candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which in the case of quizartinib may include, among other things, a medication guide outlining the risks of QT prolongation for distribution to patients and a communication plan to health care practitioners. We could also be required to include a black box warning on the label. Furthermore, if we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:

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

Even if we receive regulatory approval for any of our drug candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

Any regulatory approvals that we or our strategic partners receive for our drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-approval commitments, including additional clinical trials and analyses, Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.*

We have agreements with third-party CROs to conduct or monitor and manage data for our ongoing preclinical and clinical programs, including our ongoing clinical trials for quizartinib. We expect to engage additional CROs in connection with our planned Phase 3 clinical trial. We rely heavily on these parties for execution of our preclinical and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our drug candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our or our respective CROs’ failure to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth. *

As of September 30, 2013, we employed 53 employees, 48 of whom were full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, clinical, regulatory, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred significant operating losses since our inception, including consolidated net losses of $9.2 million and $22.0 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $246.1 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including the clinical development and planned commercialization of our lead drug candidate, quizartinib, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of quizartinib, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

At September 30, 2013, we had $78.9 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2013, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment. *

Prior to our IPO, there was no public market for our common stock. Since our IPO in May 2013, the trading price of our common stock has ranged from a low of approximately $6 to a high of approximately $21. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

•	the commencement, enrollment or results of our planned Phase 3 clinical trial of quizartinib or any ongoing or future clinical trials we may conduct, or changes in the development status of quizartinib or any other drug candidate;

•	any delay in filing our NDA for quizartinib and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval for quizartinib or the companion diagnostic;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our collaborations and our manufacturers;

•	inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	the inability to establish additional collaborations;

•	our failure to commercialize quizartinib and the companion diagnostic, develop additional drug candidates and commercialize additional drug products;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of quizartinib or any of our other drug candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth, if any, of the AML market and other targeted markets;

•	our ability to successfully enter new markets or develop additional drug candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	issuances of debt or equity securities;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Investors seeking cash dividends should not invest in our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of September 30, 2013, our executive officers, directors, 5% stockholders and their affiliates owned approximately 72% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall. *

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our prospectus lapse, the trading price of our common stock could decline. Based on shares of common stock outstanding as of September 30, 2013, we have outstanding a total of 17,877,241 shares of common stock. Of these shares, only the 8,125,000 shares of common stock sold in our IPO are freely tradable without restriction in the public market. Citigroup Global Markets Inc. and Leerink Swann LLC, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

The holders of 5,215,402 shares of our common stock, or approximately 29% of our total outstanding common stock as of September 30, 2013, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Recent Sales of Unregistered Securities

None.

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

Upon receipt, the net proceeds from our IPO were invested in cash equivalents. As of September 30, 2013, we estimate that we had used approximately $122,000 for the purchase of equipment and approximately $13.1 million for working capital expenditures. We intend to use the remainder of the net proceeds from the IPO to fund the continued clinical development of quizartinib, to fund the continued development of our other programs and for working capital and other general corporate purposes. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials and other studies, as well as any strategic partnerships that we may enter into with third parties for our drug candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from our IPO and the concurrent private placement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to June, July and December 2009 bridge financing investors.

4.3(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to September 2010 bridge financing investors.

4.4(2)	Warrant issued by the Registrant on October 5, 2005 to Oxford Finance Corporation.

4.5(2)	Warrant issued by the Registrant on December 22, 2005 to Oxford Finance Corporation.

4.6(2)	Form of Warrant issued by the Registrant to Oxford Finance Corporation pursuant to 2006 Master Security Agreement.

4.7(2)	Form of Warrant issued by the Registrant to Webster Bank, National Association pursuant to 2006 Master Security Agreement.

4.8(2)	Warrant issued by the Registrant on October 6, 2005 to Horizon Technology Funding Company II, LLC.

4.9(2)	Warrant issued by the Registrant on October 6, 2005 to Horizon Technology Funding Company III, LLC.

4.10(2)	Warrant issued by the Registrant on September 24, 2007 to Horizon Technology Funding Company V, LLC.

4.11(2)	Warrant issued by the Registrant on March 31, 2010 to Compass Horizon Funding Company LLC.

4.12(2)	Warrant issued by the Registrant on March 31, 2010 to Oxford Finance Corporation.

4.13(2)	Form of Warrant to Purchase Series D-2 Preferred Stock issued by the Registrant to May 2011 Series D-2 preferred stock financing investors.

4.14(2)	Termination and Warrant Amendment Agreement dated May 18, 2012 among the Registrant and certain holders of Series D-2 preferred stock warrants.

4.15(2)	Second Warrant Amendment Agreement dated October 25, 2012 among the Registrant and certain holders of Series D-2 Preferred stock warrants.

4.16(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to October 2012 Series E preferred stock financing investors.

4.17(2)	Sixth Amended and Restated Investors Rights Agreement dated October 25, 2012 among the Registrant and certain of its stockholders, as amended.

4.18(3)	Termination and Amendment Agreement dated May 15, 2013 among the Registrant and certain of its stockholders.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2013.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-186760), originally filed with the SEC on February 20, 2013.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 (File No. 001-35919) originally filed with the SEC on August 13, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambit Biosciences Corporation

Date: November 7, 2013	By:	/S/ MICHAEL A. MARTINO
Michael A. Martino President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ALAN FUHRMAN
Alan Fuhrman Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)