Form 10-Q
period 2014-03-31
AMBIT BIOSCIENCES CORP
filed 2014-05-06
CIK 1131543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 17,973,315 shares of common stock of the issuer outstanding.

AMBIT BIOSCIENCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Ambit Biosciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,853	$71,189
Accounts receivable	—	1,000
Prepaid expenses and other current assets	1,508	911
Total current assets	63,361	73,100

Property and equipment, net	823	785
Restricted cash	63	63
Total assets	$64,247	$73,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,304	$4,711
Accrued payroll and related expenses	1,461	1,997
Deferred revenue	115	—
Warrant liabilities	9,122	9,650
Total current liabilities	15,002	16,358

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 0 shares outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 17,973,315 and 17,919,031 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	18	18
Additional paid-in capital	306,872	306,064
Accumulated other comprehensive loss	(481)	(326)
Accumulated deficit	(257,164)	(248,166)
Total stockholders’ equity	49,245	57,590
Total liabilities and stockholders’ equity	$64,247	$73,948

See accompanying notes.

Ambit Biosciences Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues:
Collaboration agreements	$32	$6,592

Operating expenses:
Research and development	6,257	9,005
General and administrative	3,308	1,776
Total operating expenses	9,565	10,781
Loss from operations	(9,533)	(4,189)

Other income (expense):
Interest expense	—	(162)
Other income	8	7
Change in fair value of warrant and derivative liabilities	528	(3,957)
Total other income (expense), net	536	(4,112)
Loss before income taxes	(8,997)	(8,301)
Provision for income tax	1	1
Consolidated net loss	(8,998)	(8,302)
Net loss attributable to redeemable non-controlling interest	—	73
Net loss attributable to Ambit Biosciences Corporation	(8,998)	(8,229)

Other comprehensive loss:
Foreign currency translation	(155)	(133)
Comprehensive loss	$(9,153)	$(8,435)

Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(3,019.30)
Weighted average shares outstanding, basic	17,937,337	3,990
Weighted average shares outstanding, diluted	18,934,283	3,990

See accompanying notes.

Ambit Biosciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating activities
Consolidated net loss	$(8,998)	$(8,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	114
Change in fair value of redeemable convertible preferred stock warrant and derivative liabilities	(528)	3,957
Noncash interest expense	—	52
Stock-based compensation	792	398
Gain on disposal of property and equipment	—	(6)
Deferred revenue	115	(3,852)
Changes in operating assets and liabilities:
Accounts receivable	1,000	(994)
Prepaid expenses and other current assets	(597)	630
Accounts payable and accrued expenses	(408)	(724)
Accrued payroll and related expenses	(536)	(379)
Net cash used in operating activities	(9,085)	(9,106)

Investing activities
Proceeds from sale of property and equipment	—	10
Purchase of property and equipment	(113)	(446)
Restricted cash	—	(63)
Net cash used in investing activities	(113)	(499)

Financing activities
Proceeds from issuance of common stock	16	—
Proceeds from issuance of put shares	—	2,733
Payments on notes payable	—	(1,277)
Costs paid in connection with initial public offering	—	(792)
Net cash provided by financing activities	16	664
Effect of exchange rate changes on cash	(154)	(135)

Net change in cash and cash equivalents	(9,336)	(9,076)
Cash and cash equivalents at beginning of the period	71,189	17,481
Cash and cash equivalents at end of the period	$61,853	$8,405

Supplemental disclosures of cash flow information
Interest paid	$—	$122
Taxes paid	$1	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Ambit Europe Limited (“Ambit Europe”) and its controlled subsidiary, Ambit Biosciences (Canada) Corporation (“Ambit Canada”), which became a wholly-owned subsidiary upon the Company’s IPO. All intercompany transactions and balances among the consolidated entities are eliminated in consolidation. Ambit Europe was incorporated in England in June 2008. As of March 31, 2014, there have been no significant transactions related to Ambit Europe. Ambit Canada was formed in Canada in December 2004.

Consolidation of Ambit Canada’s results included the following (in thousands):

Three Months Ended March 31, 2013
Research and development expense	$(119)
Interest expense	6
Net loss of Ambit Canada	$(113)

Income (loss) of Ambit Canada was allocated to the redeemable non-controlling interest based on the relative ownership of Ambit Canada.  As of March 31, 2013, the redeemable non-controlling interest held 64% of the outstanding shares of Ambit Canada.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP in annual financial statements can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013, from which the balance sheet information herein was derived. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Foreign Currency Translation and Transactions

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The financial statements of Ambit Canada are measured using the local currency as the functional currency. The translation of Ambit Canada’s assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while the financing-related accounts are translated at the rate in effect at the date of the underlying transaction. Equity accounts, including retained earnings, are translated at historical rates. The translation of statement of comprehensive income (loss) data is made at the average rate in effect for the period. The translation of operating cash flow data is made at the average rate in effect for the period, and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Transactions expected to be settled in a currency other than the functional currency are remeasured to current exchange rates each period until such transaction is settled. The resulting gain or loss is included in other income (expense) in the accompanying condensed consolidated statements of comprehensive loss. There were no material transaction gains or losses during any period presented in the financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make informed estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to the fair value of the common and preferred stock warrant liabilities, redeemable non-controlling interest, clinical trial accruals and stock-based compensation. In addition, there is a significant amount of judgment used in the area of revenue recognition. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments, which include money market funds, that are readily convertible into cash without prior notice or penalty. The Company considers securities with remaining maturities of three months or less, at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts payable and accrued liabilities are considered to be reasonable estimates of their respective fair values because of the short-term nature of those instruments. The carrying amount of the warrant liabilities represents its fair value.

Warrant Liabilities

Prior to the Company’s IPO, warrants exercisable for shares of Series C, Series D and Series D-2 redeemable convertible preferred stock were classified as liabilities in the accompanying condensed consolidated balance sheets, as the terms for redemption of the underlying securities were outside the Company’s control. The Company’s outstanding common stock warrants issued in connection with its Series E financing in 2012 are classified as liabilities in the accompanying condensed consolidated balance sheets as they contain provisions that could require the Company to settle the warrants in cash. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of comprehensive loss.

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

Collaboration agreements entered into prior to 2011

For multiple-element agreements entered into prior to January 1, 2011 and not materially modified thereafter, such as the Company’s previous agreement with Astellas Pharma Inc., the Company analyzed the agreement to determine whether the elements within the agreement could be separated or whether they must be accounted for as a single unit of accounting. If the delivered element, which for the Company is commonly a license, had stand-alone value and the fair value of the undelivered elements, which for the Company was generally collaborative research activities, could be determined, the Company recognized revenue separately under the residual method as the elements under the agreement were delivered. If the delivered element did not have stand-alone value or if the fair value of the undelivered element could not be determined, the agreement was then accounted for as a single unit of accounting, with consideration received under the agreement recognized as revenue on the straight-line basis over the estimated period of performance, which for the Company was generally the expected term of the research and development plan.

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

The Company has recognized the following revenue from collaboration agreements (in thousands):

	Three Months Ended March 31,
	2014	2013
Upfront licensing fees	$—	$3,852
Collaborative research activities	32	2,740
Total revenue from collaboration agreements	$32	$6,592

Clinical Trial Accruals

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials.  The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.  The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which the services and efforts are expended.  The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial.  The Company determines accrual estimates through financial models, taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed.  During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates.  The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to the Company at that time.  Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period.  Through March 31, 2014, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.  The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved.   The Company determines the value of equity-based compensation using the Black-Scholes option pricing model.

Total stock-based compensation was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$252	$111
General and administrative	540	287
	$792	$398

As of March 31, 2014, total unrecognized stock-based compensation costs related to non-vested stock options was approximately $8.1 million and the weighted-average period over which it is expected to be recognized is approximately 3.1 years.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by adjusting both the numerator and denominator for the impact of the liability-accounted warrants to purchase common shares because their effect was dilutive for the three months ended March 31, 2014.  Other potentially dilutive common stock equivalents are comprised of convertible preferred stock, redeemable convertible preferred stock puts (non-controlling interest), warrants for the purchase of convertible preferred and common stock and options outstanding under the Company’s stock option plan. These other potentially dilutive common stock equivalents were not included in the calculation of diluted net loss per share as their impact was anti-dilutive.

The computation for basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator for basic loss per share:
Loss attributable to Ambit Biosciences Corporation	$(8,998)	$(8,229)
Accretion to redemption value of redeemable convertible preferred stock	—	(2,319)
Change in fair value of redeemable non-controlling interest	—	(1,499)
Net loss available to common stockholders	$(8,998)	$(12,047)

Numerator for diluted loss per share:
Net loss available to common stockholders	$(8,998)
Change in fair value of warrants for purchase of common stock	(528)
Net loss available to common stockholders	$(9,526)

Denominator for basic and diluted loss per share:
Weighted average shares for basic EPS	17,937,337	3,990
Weighted average effect of dilutive securities	996,946
Weighted average shares for diluted EPS	18,934,283

Basic EPS	$(0.50)	$(3,019.30)
Diluted EPS	$(0.50)	$(3,019.30)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2014	2013

Convertible preferred stock outstanding	—	5,918,981
Redeemable non-controlling interest	—	530,092
Warrants for convertible preferred stock	—	645,598
Warrants for common stock	549,462	1,155,322
Common stock options	2,217,877	1,214,212
	2,767,339	9,464,205

Adoption of New Accounting Standards

On January 1, 2014, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends Accounting Standards Codification 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The adoption of ASU 2013-11 did not have a significant impact on the Company’s condensed consolidated financial statements.

2.                       Ambit Canada

Ambit Canada was incorporated on December 29, 2004. Through a series of debt and equity financing transactions between the Company, GrowthWorks Canadian Fund Ltd. (“GrowthWorks”), a Canadian investor and a predecessor Canadian investor, and Ambit Canada, the Company acquired and held between 36% and 50% of Ambit Canada’s total outstanding shares and at least 50% of the outstanding voting shares of Ambit Canada since its inception through the IPO in May 2013.

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

3.                       Fair Value Measurements

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,223	$57,223	$—	$—

Liabilities:
Common stock warrants	$9,122	$—	$—	$9,122

	Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$66,323	$66,323	$—	$—

Liabilities:
Common stock warrants	$9,650	$—	$—	$9,650

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	67.2%	62.9%
Expected term in years	8.6	8.8

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Common Warrant Liabilities

Balance at December 31, 2013	$9,650
Change in fair value	(528)

Balance at March 31, 2014	$9,122

Of the inputs used to value the outstanding common stock warrant liabilities at March 31, 2014, the most subjective input is the Company’s estimate of expected volatility.  If volatility were increased to 80%, the weighted average fair market value of the outstanding common stock warrants outstanding would increase $0.02, or 0.3%.

4.           Warrants and Warrant Liabilities

The Company’s outstanding warrant liabilities consisted of the following (in thousands, except share and per share data):

			March 31, 2014
Issue Date	Expiration Date	Series	Exercise Price per Share	Shares Issuable upon Exercise	Fair Value
October 2012	October 2022	Common	0.24	1,017,227	$9,097
November 2012	October 2022	Common	0.24	2,787	25
				1,020,014	$9,122

The Company’s outstanding common stock warrants issued in connection with its Series E financing in 2012 are classified as liabilities in the accompanying condensed consolidated balance sheets as they contain provisions that could require the Company to settle the warrants in cash. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of comprehensive loss.

The following table summarizes the warrants outstanding for purchase of common stock as of March 31, 2014 (excluding the warrants above that require liability accounting):

Shares Issuable
Upon Exercise	Exercise Price	Expiration Date
14,409	$103.20	July 2014 - September 2017
218	54.99	August 2016
72,970	21.84	June 2019 - July 2019
78	2,184.00	July 2019
85,714	16.80	March 2020
20,690	36.96	September 2020
39	3,696.00	September 2020
355,344	0.02	May 2021

549,462

5.                       Collaboration Agreements

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

On March 7, 2013 Astellas exercised the right to terminate the agreement, effective September 3, 2013. Through September 3, 2013 Astellas and the Company continued to share agreed-upon development costs equally. Subsequent to September 3, 2013, the Company became solely responsible for development costs associated with quizartinib.

Astellas was obligated to reimburse the Company for half of certain agreed-upon costs in connection with the transition of Astellas’ development activities to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Ambit Biosciences Corporation’s (“we” or “our”) financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of drugs to treat unmet medical needs in oncology, autoimmune and inflammatory diseases by inhibiting kinases that are important drivers for those diseases. Our pipeline currently includes three programs, each discovered internally and each aimed at the inhibition of validated kinase targets. Our lead drug candidate, quizartinib, is a once-daily, orally administered FMS-like tyrosine kinase 3, or FLT3, kinase inhibitor. We initiated a Phase 3 clinical trial of quizartinib in April 2014 in patients with acute myeloid leukemia, or AML, who express a genetic mutation in FLT3 (referred to by us as FLT3-ITD positive) who are refractory to or relapsed after first-line treatment with or without hematopoietic stem cell transplantation, or HSCT, consolidation.  We plan to enroll approximately 326 patients who will be randomized 2:1 to quizartinib monotherapy or salvage chemotherapy and a single interim analysis is planned.  Our second drug candidate in clinical development, AC410, is a potent, selective, orally-administered, small molecule inhibitor of Janus kinase 2, or JAK2, that has potential utility for the treatment of autoimmune and inflammatory diseases. Our third program consists of a potent and exquisitely selective small molecule compound, AC708, which inhibits the colony-stimulating factor-1 receptor, or CSF1R, a receptor tyrosine kinase. This compound is in preclinical studies and has potential utility in oncology, autoimmune and inflammatory diseases. All of our drug candidates and clinical candidates have been internally discovered by us.

We have no products approved for sale, we have not generated any revenues from product sales and we have incurred significant operating losses since our inception. We have generated revenues from upfront payments and reimbursements associated with our collaboration agreements and from our former kinase profiling services business. We have never been profitable and have incurred consolidated net losses of approximately $9.0 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $257.2 million. We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of quizartinib, seek regulatory approval for and, if approved, pursue eventual commercialization of quizartinib, and advance our other drug candidates through preclinical studies and clinical trials.

We conduct our activities through Ambit Biosciences Corporation, a Delaware corporation, from our primary facility in San Diego, California.  Additionally, as of March 31, 2014, we have a wholly-owned subsidiary, Ambit Canada, which in the past conducted limited research and development activities in Toronto. We also have a wholly-owned subsidiary, Ambit Europe Limited, located in the United Kingdom, which has limited operations related to regulatory filings in the European Union. The following information is presented on a consolidated basis to include the accounts of these subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

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

We currently have no products approved for sale, and we have not generated any revenues from product sales or product royalties and do not expect to receive any revenues from any drug candidates unless and until they obtain regulatory approval. To date, we have not submitted any drug candidate for regulatory approval. In the future, we may generate revenues from a combination of additional milestone payments, reimbursements, and royalties in connection with our existing and any future collaborations, as well as product sales for any approved products. However, other than potential milestone payments from Teva Pharmaceutical Industries Ltd., or Teva, we do not expect to receive revenues unless and until we receive approval for quizartinib or potentially enter into additional collaboration agreements for quizartinib or our other drug candidates. If we fail to achieve clinical success in the development of quizartinib in a timely manner and/or obtain regulatory approval for this drug candidate, our ability to generate future revenues would be materially adversely affected.

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

•                  stock-based compensation expense to employees and consultants; and

•                  costs associated with other research activities and regulatory approvals.

Research and development costs are expensed as incurred.

The following table indicates our research and development expense by project/category for the periods indicated (in thousands):

	Three Months Ended March 31,		Total January 1, 2007 through March 31,
	2014	2013	2014
Quizartinib	$4,055	$6,992	$127,669
AC410 /AC430	50	38	15,813
CSF1R	906	351	14,828
Discovery projects	471	672	61,291
R&D administration	775	952	17,273
Total	$6,257	$9,005	$236,874

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

Research and development expenditures will continue to be significant and will increase as we continue development of quizartinib and advance the development of our proprietary pipeline of novel drug candidates over at least the next several years. We expect to incur significant research and development costs as we complete the ongoing clinical trials of quizartinib, conduct our Phase 3 clinical trial in relapsed/refractory FLT3-ITD positive AML patients, which we initiated in April 2014, subject to receiving input from regulatory authorities, and prepare regulatory submissions.

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

In addition, we expect to incur increased expenses associated with building a sales and marketing team. We expect to start incurring such expenses prior to receiving regulatory approval of quizartinib. We do not expect to receive any such regulatory approval for at least the next several years

Interest Expense

Interest expense consists primarily of coupon interest, amortization of debt discount and amortization of deferred financing costs.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Collaboration Agreement Revenues and Other. We recorded revenues of $32,000 and $6.6 million for the three months ended March 31, 2014 and 2013, respectively. The decrease of approximately $6.6 million was primarily due to the termination of our agreement with Astellas, effective September 2013.

Research and Development Expenses. Our research and development expenses were $6.3 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)
Outside services	$3,595	$6,708	$(3,113)
Salaries and personnel	2,141	1,704	437
Facilities and operations	521	593	(72)
Total	$6,257	$9,005	$(2,748)

Outside Services. Expenses for outside services, such as for CROs and investigator sites, decreased approximately $3.1 million from $6.7 million for the three months ended March 31, 2013 to $3.6 million for the three months ended March 31, 2014. This decrease was due to lower quizartinib research and development expenses, resulting from a reduction in the number of patients being treated and followed in our Phase 2b clinical trial.  This decrease was partially offset by an increase in expenses related to the commencement of our Phase 3 clinical trial.

Salaries and Personnel.  Salaries and personnel-related expenses increased approximately $437,000 from $1.7 million for the three months ended March 31, 2013 to $2.1 million for the three months ended March 31, 2014.   The increase was primarily due to an increase in research and development headcount from 32 employees at March 31, 2013 to 36 employees at March 31, 2014.  In addition, the increase was due to increased stock-based compensation expense.

General and Administrative Expenses. Our general and administrative expenses were $3.3 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.  The increase of approximately $1.5 million was due to increased expenses related to operating as a public company, increased personnel-related expenses, and increased stock-based compensation expense.

Interest Expense. Interest expense decreased from $162,000 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. The decrease in interest expense was due to the repayment in full of our outstanding venture loan in September 2013.

Change in Fair Value of Warrant and Derivative Liabilities. Expense related to the change in fair value of the stock warrant liabilities decreased approximately $4.5 million from an expense of $4.0 million for the three months ended March 31, 2013 to a contra-expense of $528,000 for the three months ended March 31, 2014.  The decrease was primarily due to changes in the estimated fair value of the securities underlying the warrants.

Liquidity and Capital Resources

We have incurred losses substantially since inception and negative cash flows from operating activities for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $257.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we: (i) continue the development and potential commercialization of our lead drug candidate, quizartinib, (ii) continue our research and development programs to advance our internal product pipeline and (iii) incur additional costs associated with being a public company.

From our inception through March 31, 2014, we have funded our consolidated operations primarily through the issuance of equity and convertible debt securities and upfront payments from our collaboration agreements. Additionally, we have funded a portion of our operations from service revenues and additional funding under our collaboration agreements. As of March 31, 2014, we had cash and cash equivalents of approximately $61.9 million.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(9,085)	$(9,106)
Net cash used in investing activities	(113)	(499)
Net cash provided by financing activities	16	664
Effect of exchange rate changes on cash	(154)	(135)
Net decrease in cash and cash equivalents	$(9,336)	$(9,076)

Cash used in operating activities decreased slightly from the three months ended March 31, 2013 to the three months ended March 31, 2014. Our net loss increased approximately $696,000 from $8.3 million for the three months ended March 31, 2013 to $9.0 million for the three months ended March 31, 2014.  This increase was offset by a net decrease in the usage of deferred revenue of approximately $4.0 million from usage of $3.9 million for the three months ended March 31, 2013 to an increase in deferred revenue of $115,000 for the three months ended March 31, 2014.  Non-cash expenses decreased approximately $4.2 million from $4.5 million for the three months ended March 31, 2013 to $339,000 for the three months ended March 31, 2014.   Changes in working capital and deferrals excluding deferred revenue in the three months ended March 31, 2014 and 2013 used cash of $541,000 and$1.5 million, respectively.

During the three months ended March 31, 2014, investing activities used cash of $113,000, primarily due to purchases of property and equipment. During the three months ended March 31, 2013, investing activities used cash of $499,000, primarily due to purchases of property and equipment.

Financing activities provided cash of $16,000 and $664,000 for the three months ended March 31, 2014 and 2013, respectively.  Cash provided during the three months ended March 31, 2014 was primarily derived from exercises of stock options.  Cash provided during the three months ended March 31, 2013 was primarily derived from the issuance of put shares, partially offset by payments on our notes payable.

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

The following table summarizes our contractual obligations at December 31, 2013 including interest (in thousands):

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  the progress, costs and results of our Phase 3 clinical trial and future trials that may be required to support regulatory approval and label expansion for quizartinib;

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

We believe our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  As of March 31, 2014, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as contained in our Annual Report on Form 10-K for the year ended December 31,2013.

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2014 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Risk

Our balance sheet as of March 31, 2014 includes cash and cash equivalent balances of approximately $4.5 million denominated in Canadian dollars through our Canadian subsidiary, Ambit Canada. The majority of Ambit Canada’s operational activities are denominated in Canadian dollars. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three-month period ended March 31, 2014 and 2013.

Item 4.  Controls and Procedures

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business and Industry

We are highly dependent on the success of our lead drug candidate, quizartinib, which is still in clinical development, and we cannot give any assurance that it, or any other drug candidates, will receive regulatory approval, which is necessary before they can be commercialized.*

Our future success is substantially dependent on our ability to obtain regulatory approval for, and then successfully commercialize our lead drug candidate, quizartinib. Our other drug candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our drug candidates. We have not completed the development of any drug candidates; we currently generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug.

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

We initiated a randomized, comparative Phase 3 clinical trial of quizartinib in patients with relapsed/refractory acute myeloid leukemia, or AML, in April 2014. There is no guarantee that this trial will be completed on time or at all.  Prior to receiving approval to commercialize quizartinib or future product candidates, if any, in the United States or internationally, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of quizartinib may not be experienced in the Phase 3 clinical trial. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialog with the FDA and other regulatory agencies regarding our clinical trial designs, including the patient selection criteria, dosing plan and statistical analysis plan.  There is a risk that the FDA or other regulatory agencies could at any time raise objections.  Any such objections could delay the completion of our Phase 3 clinical trial.  Although we believe that our discussions with the FDA support the potential approval of quizartinib for the treatment of patients with relapsed/refractory AML who harbor the FLT3-ITD mutation, which we refer to as FLT3-ITD positive, based on positive results from the Phase 3 clinical trial without the need to conduct additional clinical trials, the FDA has substantial discretion in the approval process and may not grant approval based on data from this trial.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We may experience delays in clinical trials of our drug candidates. We initiated a Phase 3 clinical trial of quizartinib in April 2014 in patients with relapsed/refractory AML who harbor the FLT3-ITD mutation. We may encounter delays if we are unable to enroll enough patients to complete the Phase 3 clinical trial or other clinical trials of quizartinib on time or at all. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments include nucleoside analogs, anthracyclines and hypomethylating agents. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. In the Phase 3 clinical trial, we plan to enroll patients with relapsed/refractory AML, who are FLT3-ITD positive, which can be a difficult patient population to recruit.

We are currently evaluating quizartinib in other indications in AML and plan, in the future, to initiate additional clinical trials in AML and other indications. We do not know whether ongoing clinical trials, including our Phase 3 clinical trial, will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We will need to raise additional funding, which may not be available on acceptable terms, or at all.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•                  continue the clinical development of quizartinib in AML, including our ongoing and planned clinical trials, as well as the preclinical and clinical development of other drug candidates;

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

To date, the clinical development program for quizartinib includes over 480 patients treated in our Phase 1 and Phase 2 clinical trials in relapsed/refractory AML. The adverse events we have observed to date are manageable and the most common all grade treatment-emergent adverse events (reported in > 20% of subjects) in our Phase 2 clinical trials included gastrointestinal toxicities, fatigue, anemia, QT prolongation (changes in the patient’s electrocardiogram pattern), and dysgeusia (distortion of the sense of taste). Overall, there were no major differences between safety findings in FLT3-ITD positive and FLT3-ITD negative patients or between the Phase 1 and Phase 2 clinical trials. QT prolongation is a common adverse event associated with multiple other kinase inhibitors and may be a class effect. The majority of cases of QT prolongation with quizartinib are asymptomatic and occur within the first month of treatment. Additionally, the majority of patients that experienced QT prolongation did not discontinue quizartinib treatment due to this adverse event. Nonetheless, QT prolongation may be associated with changes in electric conduction in the heart and may cause irregularities of the heart beat which could be potentially serious, life-threatening or fatal and require ECG monitoring and treatment. To date, there has been one case of Grade 4 QT interval prolongation with Torsade de pointes (an abnormal cardiac rhythm) in a patient taking quizartinib with multiple concomitant medications in our Phase 2 clinical trial. Results of our current and anticipated trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Sales of quizartinib outside of the United States, if approved, will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We may decide to submit a marketing authorizations application, or MAA to the European Medicines Agency, or EMA, for approval in the European Union. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of quizartinib will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of any approved drug candidate. The development and commercialization of any of our drug candidates, including quizartinib, could be stopped, delayed or made less profitable if those third parties fail to obtain and maintain regulatory approval of their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our drug candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for the production of quizartinib and our other drug candidates. The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We do not control the manufacturing process of quizartinib and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished quizartinib drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates.

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

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of any of our products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any drug candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. In addition, quizartinib has, to date, been dosed as a liquid oral treatment. We have recently developed a solid dosage form (tablet) of quizartinib and successfully completed a Phase 1 clinical trial in healthy volunteers to confirm the relative bioavailability between the liquid and the tablet forms. We are using the tablet in our Phase 3 clinical trial, and anticipate using the tablet in other clinical trials in the future. We may encounter delays or difficulties in the manufacture of this tablet form, in which case we would need to continue to use the liquid form in future trials. In any event, if approved, our commercial strategy is to have both the tablet form and liquid forms in order to address the needs of multiple patient populations.

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

 We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than quizartinib or any drug candidate that we are currently developing or that we may develop.

Currently there are no approved therapies for relapsed/refractory AML beyond traditional chemotherapy. Quizartinib may face competition in the United States from the off-label use of commercially available kinase inhibitors such as Bayer AG’s and Onyx Pharmaceuticals, Inc.’s Nexavar® (sorafenib) and Pfizer Inc.’s Sutent® (sunitinib), two multi-kinase inhibitors that inhibit FLT3 approved for the treatment of certain solid tumors. However, these multi-kinase inhibitors are not currently approved for the treatment of AML. In addition, several other companies have small molecule and biologic drug candidates in development that target the FLT3 pathway and, if approved, could compete with quizartinib, including Novartis AG’s PKC-412 (midostaurin) and Arog Pharmaceutical LLC’s crenolanib.

Pfizer’s Xeljanz® (tofacitinib), a pan-JAK inhibitor, was recently approved in the United States for the treatment of rheumatoid arthritis, and several companies have inhibitors of the JAK family of kinases or biologics directed against cytokines and growth factors that signal through JAK kinases in clinical development for inflammatory disease. A number of companies have oral small molecule and biologic colony-stimulating factor-1 receptor, or CSF1R, inhibitors in clinical development. Daiichi-Sankyo Company Limited’s, and F. Hoffman-LaRoche Ltd’s Zelboraf® (vemurafenib), a BRAF kinase inhibitor, was approved by the FDA in 2011 and GlaxoSmithKline’s Tafinlar® (dabrafenib), a BRAF kinase inhibitor, was approved by the FDA in 2013, in each case for the treatment of metastatic melanoma patients harboring the V600E BRAF mutation, and several other companies have BRAF inhibitors in clinical development.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth. *

As of March 31, 2014, we employed 57 employees, 48 of whom were full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, clinical, regulatory, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Our Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.*

Our operations began in 2000 and we have only a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to conducting product development activities for quizartinib and other drug candidates and performing research and development with respect to our clinical and preclinical programs. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a drug candidate. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

We have incurred significant operating losses since our inception, including consolidated net losses of $9.0 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $257.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including the clinical development and planned commercialization of our lead drug candidate, quizartinib, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of quizartinib, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

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

At March 31, 2014, we had $61.9 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2014, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The price of our stock may be volatile, and you could lose all or part of your investment.*

Prior to our IPO, there was no public market for our common stock.  Since our IPO in May 2013, the trading price of our common stock has ranged from a low of approximately $6 to a high of approximately $21.  The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

•                  the enrollment and results of our Phase 3 clinical trial of quizartinib or any ongoing or future clinical trials we may conduct, or changes in the development status of quizartinib or any other drug candidate;

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2014, our executive officers, directors, 5% stockholders and their affiliates owned approximately 64% of our voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.  Furthermore, as a thinly-traded stock, if any of our major stockholders determine to exit from their holdings in us, for whatever reason, the impact on our stock price could be detrimental over a prolonged period of time.

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

Upon receipt, the net proceeds from our IPO were invested in cash equivalents.  As of March 31, 2014, we estimate that we had used approximately $280,000 for the purchase of equipment and approximately $29.8 million for working capital expenditures.  We intend to use the remainder of the net proceeds from the IPO to fund the continued clinical development of quizartinib, to fund the continued development of our other programs and for working capital and other general corporate purposes.  The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials and other studies, as well as any strategic partnerships that we may enter into with third parties for our drug candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from our IPO and the concurrent private placement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to June, July and December 2009 bridge financing investors.

4.3(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to September 2010 bridge financing investors.

4.4(2)	Warrant issued by the Registrant on October 5, 2005 to Oxford Finance Corporation.

4.5(2)	Warrant issued by the Registrant on December 22, 2005 to Oxford Finance Corporation.

4.6(2)	Form of Warrant issued by the Registrant to Oxford Finance Corporation pursuant to 2006 Master Security Agreement.

4.7(2)	Form of Warrant issued by the Registrant to Webster Bank, National Association pursuant to 2006 Master Security Agreement.

4.8(2)	Warrant issued by the Registrant on October 6, 2005 to Horizon Technology Funding Company II, LLC.

4.9(2)	Warrant issued by the Registrant on October 6, 2005 to Horizon Technology Funding Company III, LLC.

4.10(2)	Warrant issued by the Registrant on September 24, 2007 to Horizon Technology Funding Company V, LLC.

4.11(2)	Warrant issued by the Registrant on March 31, 2010 to Compass Horizon Funding Company LLC.

4.12(2)	Warrant issued by the Registrant on March 31, 2010 to Oxford Finance Corporation.

4.13(2)	Form of Warrant to Purchase Series D-2 Preferred Stock issued by the Registrant to May 2011 Series D-2 preferred stock financing investors.

4.14(2)	Termination and Warrant Amendment Agreement dated May 18, 2012 among the Registrant and certain holders of Series D-2 preferred stock warrants.

4.15(2)	Second Warrant Amendment Agreement dated October 25, 2012 among the Registrant and certain holders of Series D-2 Preferred stock warrants.

4.16(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to October 2012 Series E preferred stock financing investors.

4.17(2)	Sixth Amended and Restated Investors Rights Agreement dated October 25, 2012 among the Registrant and certain of its stockholders, as amended.

4.18 (3)	Termination and Amendment Agreement dated May 15, 2013 among the Registrant and certain of its stockholders.

10.1+	2014 Long Term Incentive Program.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ambit Biosciences Corporation

Date: May 6, 2014	By:	/S/ MICHAEL A. MARTINO
Michael A. Martino
President, Chief Executive Officer and Director
(on behalf of the registrant and as the registrant’s
Principal Executive Officer)

	By:	/S/ ALAN FUHRMAN
Alan Fuhrman
Chief Financial Officer
(on behalf of the registrant and as the registrant’s
Principal Financial and Accounting Officer)