Form 10-K/A
period 2013-12-31
AMBIT BIOSCIENCES CORP
filed 2014-08-08
CIK 1131543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

Explanatory Note

Ambit Biosciences Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 20, 2014 (the “Original Filing”), for the sole purpose of completing the disclosure in Part III, Item 12 regarding the security ownership of certain beneficial owners of the Company’s capital stock, originally filed with the Company’s definitive proxy statement on Schedule 14A on April 9, 2014 and incorporated by reference into the Original Filing, to correct an omission in such disclosure discovered by management after the initial filing date.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment currently dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b) and 15d-14(a) and (b).

No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events.

Part III

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2014 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

This table is based upon information supplied by our officers and directors and upon information about principal stockholders known to us based on Schedules 13D and 13G filed with the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2014 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise indicated, the address of each person listed in the table below is: Care of Ambit Biosciences Corporation, 11080 Roselle Street, San Diego, CA 92121.  Applicable percentages are based on 17,921,747 shares outstanding on February 28, 2014, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
Apposite Healthcare Fund LP, and its affiliates(1) c/o Ogier Fiduciary Services (Cayman) Ltd. 89 Nexus Way Camana Bay, Grand Cayman KY1-9007, Cayman Islands	1,550,877	9%
FMR LLC and its affiliates(2) 245 Summer Street, Boston, MA 02210	918,684	5%
Foresite Capital Fund I, L.P, and its affiliates(3) 101 California Street, Suite 4100 San Francisco, CA 94111	2,079,569	12%
Forward Ventures IV, L.P., and its affiliates (4) 9255 Towne Centre Drive, Suite 300 San Diego, CA 92121	1,038,219	6%
GrowthWorks Canadian Fund Ltd., and its affiliates(5) Suite 2200 Exchange Tower 130 King Street, West, PO Box 422 Toronto, ON M5X 1E3	1,118,837	6%
MedImmune Ventures, Inc. (6) One MedImmune Way Gaithersburg, MD 20878	1,140,510	6%
OrbiMed Advisors LLC, and its affiliates(7) 601 Lexington Avenue, 54th Floor New York, NY 10022	2,123,785	11%
Perseus-Soros Biopharmaceutical Fund, L.P., and its affiliates(8) 888 Seventh Avenue, 30th Floor New York, NY 10106	1,670,676	9%
Roche Finance Ltd (9) Grenzacherstrasse 122 4070 Basel, Switzerland	1,260,117	7%
Executive Officers and Directors
Michael Martino(10)	160,048	*
Alan Fuhrman(11)	38,640	*
Athena Countouriotis, M.D.(12)	35,646	*
David P. Bonita, M.D.	—	—
Steven A. Elms(13)	1,670,676	9%
Standish M. Fleming (14)	1,038,219	6%
Mark Foletta	—	—
Faheem Hasnain(15)	51,922	*
Allan Marchington, Ph.D.	—	—
David Parkinson	—	—
Isai Peimer	—	—
All current officers and directors as a group (16)	2,995,151	16%

*	Represents beneficial ownership of less than one percent.
(1)

Includes (a) 1,327,044 shares of our common stock and (b) 223,833 shares of our common stock issuable upon exercise of warrants. The shares are beneficially owned by Apposite Healthcare Fund, L.P., Apposite Healthcare (GP) Limited and Apposite Capital LLP. Allan P. Marchington, one of our directors, is a partner of Apposite Healthcare Fund, LP and Apposite Capital LLP.

(2)

The shares of our common stock are beneficially owned by Edward C. Johnson, III and family members and Fidelity SelectCo, LLC, or SelectCo. SelectCo is a wholly-owned subsidiary of FMR LLC and is a beneficial owner as a result of acting as an investment adviser to various registered investment companies, or the SelectCo Funds. Mr. Johnson is Chairman of FMR LLC. The Schedule 13G states that Mr. Johnson and various family members, through their ownership of FMR LLC common stock and the execution of a stockholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC.

(3)

The shares of our common stock are beneficially owned by Foresite Capital Fund I, L.P., or FCF I, Foresite Capital Management I, LLC, or FCM I, and James Tananbaum. Under certain circumstances set forth in the limited partnership agreement of FCF I and the limited liability company agreement of FCM I, the partners or members, as the case may be, of each of such entities may be deemed to have the right to receive dividends from, or the proceeds from, the sale of shares owned by such entity of which they are a partner or member.

(4)

Includes (a) 966,146 shares of our common stock and (b) 72,073 shares of our common stock issuable upon exercise of warrants beneficially owned by Forward Ventures IV, L.P., Forward Ventures IV B, L.P., Forward Ventures IV-C, L.P., Forward IV Associates, LLC (the sole general partner of Forward Ventures IV, L.P. and Forward Ventures IV B, L.P.), Forward Ventures IV-C Associates, LLC (the sole general partner of Forward Ventures IV-C, L.P.), each of Standish M. Fleming, one of our directors, and Ivor Royston, M.D., the managing members of each of Forward IV Associates, LLC and Forward IV-C Associates, LLC, and Stuart Collinson, Ph.D., a key member of Forward IV Associates, LLC. Each of the aforementioned entities and individuals expressly disclaims beneficial ownership of any shares of our common stock, except in the case of (1) Forward Ventures IV, L.P. for the 884,671 shares of common stock and 66,205 shares of common stock issuable upon exercise of warrants it holds of record; (2) Forward Ventures IV B, L.P. for the 74,996 shares of common stock and 5,612 shares of common stock issuable upon exercise of warrants it holds of record; and (3) Forward Ventures IV-C, L.P. for the 6,479 shares of common stock and 256 shares of common stock issuable upon exercise of warrants it holds of record.

(5)

Includes (a) 1,067,053 shares of our common stock and (b) 51,784 shares of our common stock issuable upon exercise of warrants, owned by GrowthWorks Canadian Fund Ltd. As the investment manager of GrowthWorks Canadian Fund Ltd., GrowthWorks Capital Ltd. may be deemed to beneficially own the shares of our common stock. As the manager of GrowthWorks Canadian Fund Ltd., GrowthWorks WV Management Ltd. may be deemed to beneficially own shares of our common stock. As Vice President, Investments, of GrowthWorks WV Management Ltd. and GrowthWorks Capital Ltd., Joseph Regan may be deemed to beneficially own the shares of our common stock. As Chief Investment Officer of GrowthWorks WV Management Ltd. and GrowthWorks Capital Ltd., Timothy Lee may be deemed to beneficially own the shares of our common stock. As President, Chief Executive Officer and director of GrowthWorks Canadian Fund Ltd., and President and director of GrowthWorks WV Management Ltd. and GrowthWorks Capital Ltd., David Levi may be deemed to beneficially own the shares of our common stock. Each of the owners and beneficial owners expressly disclaim beneficial ownership of the shares of our common stock, except any shares held directly of record or any shares in which they have an actual pecuniary interest.

(6)

Includes (a) 956,104 shares of common stock held by MedImmune Ventures, Inc. and (b) 184,406 shares of our common stock issuable upon exercise of warrants owned by MedImmune Ventures, Inc. MedImmune Ventures, Inc. is indirectly wholly-owned by AstraZeneca PLC.

(7)

Includes (a) 1,476,702 shares of our common stock and (b) 627,046 shares of our common stock issuable upon exercise of warrants owned by OrbiMed Private Investments III, LP, or OPI, and (c) 14,067 shares of our common stock and (d) 5,970 shares of our common stock issuable upon exercise of warrants owned by OrbiMed Associates III, LP, or Associates. OrbiMed Capital GP III, LLC, or GP III, is the general partner of OPI, and may be deemed to have voting and investment power over shares held by OPI. OrbiMed Advisors LLC, or Advisors, is the managing member of GP III, and is also the general partner of Associates, and may be deemed to have voting and investment power over shares held by OPI and Associates. Samuel D. Isaly is the managing member of and owner of a controlling interest in Advisors and may be deemed to have voting and investment power over shares held by OPI and Associates. David P. Bonita, one of our directors, is an employee of Advisors.

(8)

Includes (a) 1,650,156 shares of our common stock and (b) 20,520 shares of our common stock issuable upon exercise of warrants, beneficially owned by Perseus Soros Biopharmaceutical Fund, LP, or PSBF, Perseus-Soros Partners, LLC, or PSPGP, Aisling Capital LLC, Steve Elms, Dennis Purcell and Andrew Schiff. PSPGP is the general partner of PSBF. Aisling Capital LLC, or Aisling Capital, is the managing member of PSPGP. Steven A. Elms, Dennis Purcell and Dr. Andrew Schiff are the managing members of Aisling Capital. Each of PSBF, PSPGP, Aisling Capital, Mr. Elms, Mr. Purcell and Dr. Schiff may be deemed to beneficially own the shares held by PSBF. Mr. Elms, one of our directors, is a managing member of Aisling Capital.

(9)	Includes (a) 1,073,120 shares of our common stock and (b) 186,997 shares of our common stock issuable upon exercise of warrants, beneficially owned by Roche Finance Ltd.
(10)	Includes 160,048 shares that Mr. Martino has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.
(11)	Includes (a) 3,125 shares and (b) 35,515 shares that Mr. Fuhrman has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.
(12)	Includes 35,646 shares that Dr. Countouriotis has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.
(13)	Includes the shares referred to in footnote (8) above.
(14)	Includes the shares referred to in footnote (4) above.
(15)	Includes 51,922 shares that Mr. Hasnain has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.
(16)	Includes the shares referred to in footnotes (10), (11), (12), (13), (14) and (15).

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2013, with respect to all of the Company’s equity compensation plans in effect on that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders (1)	1,683,377	$8.59	254,504
Equity compensation plans not approved by stockholders (3)	—	—	—
Total	1,683,377	$8.59	254,504

(1)	Includes the 2011 Plan, the 2013 Plan and the 2013 Employee Stock Purchase Plan (the “ESPP”). 106,164 shares under column (c) are attributable to the ESPP.
(2)

Under the terms of our 2013 Plan, on January 1, 2014 and annually therefore through January 1, 2023, the number of authorized shares under our 2013 Plan is automatically increased by a number of shares equal to the lesser of (i) 4% of the number of our shares of capital stock outstanding on the preceding December 31 or (ii) a lesser amount determined by our Board of Directors. Under the terms of our ESPP, on January 1, 2014 and annually therefore through January 1, 2023, the number of authorized shares under our 2013 Plan is automatically increased by a number of shares equal to the lesser of (i) 1% of the number of our shares of capital stock outstanding on the preceding December 31; (ii) 166,666 shares; or (iii) an amount determined by our Board of Directors.

(3)	As of December 31, 2013, we did not have any equity compensation plans that were not approved by our stockholders.

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2014	By:	/s/ ALAN FUHRMAN
Alan Fuhrman
Chief Financial Officer