Form 10-Q
period 2014-06-30
AMBIT BIOSCIENCES CORP
filed 2014-08-12
CIK 1131543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from            to             .

Commission File Number 001-35919

AMBIT BIOSCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0909648
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11080 Roselle St., San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2014, there were 18,000,122 shares of common stock of the issuer outstanding.

AMBIT BIOSCIENCES CORPORATIONS

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Ambit Biosciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$52,802	$71,189
Accounts receivable	—	1,000
Prepaid expenses and other current assets	2,052	911
Total current assets	54,854	73,100

Property and equipment, net	795	785
Restricted cash	63	63
Total assets	$55,712	$73,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,098	$4,711
Accrued payroll and related expenses	1,545	1,997
Deferred revenue	88	—
Warrant liabilities	6,867	9,650
Total current liabilities	13,598	16,358

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2014 and December 31, 2013; 17,996,208 and 17,919,031 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18	18
Additional paid-in capital	307,860	306,064
Accumulated other comprehensive loss	(314)	(326)
Accumulated deficit	(265,450)	(248,166)
Total stockholders’ equity	42,114	57,590
Total liabilities and stockholders’ equity	$55,712	$73,948

See accompanying notes.

Ambit Biosciences Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Revenues:
Collaboration agreements	$26	$11,547	$58	$18,139
Operating expenses:
Research and development	7,050	6,664	13,307	15,669
General and administrative	3,533	2,197	6,841	3,973
Total operating expenses	10,583	8,861	20,148	19,642
(Loss) income from operations	(10,557)	2,686	(20,090)	(1,503)

Other income (expense):
Interest expense	—	(108)	—	(270)
Other income	16	5	24	12
Change in fair value of warrant and derivative liabilities	2,255	2,577	2,783	(1,380)
Total other income (expense), net	2,271	2,474	2,807	(1,638)
(Loss) income before income taxes	(8,286)	5,160	(17,283)	(3,141)
Provision for income tax	—	—	1	1
Consolidated net (loss) income	(8,286)	5,160	(17,284)	(3,142)
Net (income) loss attributable to redeemable non-controlling interest	—	(12)	—	61
Net (loss) income attributable to Ambit Biosciences Corporation	(8,286)	5,148	(17,284)	(3,081)

Other comprehensive income (loss):
Foreign currency translation	167	3	12	(130)
Comprehensive (loss) income	$(8,119)	$5,163	$(17,272)	$(3,272)

Net (loss) income per share attributable to common stockholders, basic	$(0.46)	$0.45	$(0.96)	$(1.23)
Weighted average shares outstanding, basic	17,978,598	8,055,392	17,958,082	4,051,932

Net (loss) income per share attributable to common stockholders, diluted	$(0.56)	$—	$(1.06)	$(1.23)
Weighted average shares outstanding, diluted	18,963,707	9,751,585	18,950,226	4,051,932

See accompanying notes.

Ambit Biosciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Operating activities
Consolidated net loss	$(17,284)	$(3,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	219
Change in fair value of stock warrant and derivative liabilities	(2,783)	1,380
Noncash interest expense	—	92
Stock-based compensation	1,653	819
Gain on disposal of property and equipment	—	(11)
Deferred revenue	88	(13,724)
Changes in operating assets and liabilities:
Accounts receivable	1,000	—
Prepaid expenses and other current assets	(1,141)	296
Accounts payable and accrued expenses	367	(1,335)
Accrued payroll and related expenses	(452)	10
Net cash used in operating activities	(18,397)	(15,396)

Investing activities
Proceeds from sale of property and equipment	—	18
Purchase of property and equipment	(146)	(465)
Restricted cash	—	(63)
Net cash used in investing activities	(146)	(510)

Financing activities
Proceeds from issuance of common stock	143	83,709
Proceeds from issuance of put shares	—	2,725
Payments on notes payable	—	(2,593)
Net cash provided by financing activities	143	83,841
Effect of exchange rate changes on cash	13	(131)

Net change in cash and cash equivalents	(18,387)	67,804
Cash and cash equivalents at beginning of the period	71,189	17,481
Cash and cash equivalents at end of the period	$52,802	$85,285

Supplemental disclosures of noncash investing and financing information
Conversion of redeemable non-controlling interest to common stock	$—	$4,241
Conversion of preferred warrant liability to equity	$—	$4,689
Conversion of preferred stock to common stock	$—	$174,409

Supplemental disclosures of cash flow information
Interest paid	$—	$205
Taxes paid	$1	$1
Purchases of property and equipment included in accounts payable and accrued expenses at period end	$19	$—

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

Initial Public Offering and Concurrent Private Placement

The Company closed its initial public offering (the “IPO”) in May 2013, selling 8,125,000 shares of common stock at a price of $8.00 per share, resulting in gross proceeds of approximately $65.0 million and net proceeds of approximately $58.1 million, after underwriting and other expenses of approximately $6.9 million (consisting of $4.6 million in underwriting discounts and commissions and $2.3 million in other offering expenses).  In connection with the completion of the IPO, all outstanding convertible preferred stock converted into 6,449,073 shares of common stock.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Ambit Europe Limited (“Ambit Europe”), and its controlled subsidiary, Ambit Biosciences (Canada) Corporation (“Ambit Canada”), which became a wholly-owned subsidiary upon the Company’s IPO in May 2013. (See Note 2 for further discussion on Ambit Canada). All intercompany transactions and balances are eliminated in consolidation. Ambit Europe was incorporated in England in June 2008. As of June 30, 2014, there have been no significant transactions related to Ambit Europe. Ambit Canada was formed in Canada in December 2004.

Consolidation of Ambit Canada’s results included the following (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Research and development expense	$(7)	$(126)
Interest expense	36	42
Net income (loss) of Ambit Canada	$29	$(84)

Income (loss) of Ambit Canada was allocated to the redeemable non-controlling interest based on the relative ownership of Ambit Canada.  As of March 31, 2013, the last quarter prior to Ambit Canada becoming a wholly owned subsidiary, the Company had a redeemable non-controlling interest held at 64% of the outstanding shares of Ambit Canada.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP in annual financial statements can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive income (loss) and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013, from which the balance sheet information herein was derived. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Foreign Currency Translation and Transactions

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The financial statements of Ambit Canada are measured using the local currency as the functional currency. The translation of Ambit Canada’s assets and liabilities to U.S. dollars is made at the exchange rate in effect at the balance sheet date, while the financing-related accounts are translated at the rate in effect at the date of the underlying transaction. Equity accounts, including retained earnings, are translated at historical rates. The translation of statement of comprehensive income (loss) data is made at the average rate in effect for the period. The translation of operating cash flow data is made at the average rate in effect for the period, and investing and financing cash flow data is translated at the rate in effect at the date of the underlying transaction. Translation gains and losses are recognized within accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Transactions expected to be settled in a currency other than the functional currency are remeasured to current exchange rates each period until such transaction is settled. The resulting gain or loss is included in other income (expense) in the accompanying condensed consolidated statements of comprehensive income (loss). There were no material transaction gains or losses during any period presented in the financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to the fair value of the common and preferred stock warrant liabilities, redeemable non-controlling interest, clinical trial accruals and stock-based compensation. In addition, there is a significant amount of judgment used in the area of revenue recognition. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

Upon the closing of the IPO and the conversion of the underlying preferred stock to common stock, the Company’s warrants to purchase shares of Series C, Series D, and Series D-2 redeemable convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.  The aggregate fair value of these warrants upon the closing of the IPO was $4.7 million, which was reclassified from liabilities to additional paid-in capital in the accompanying condensed consolidated balance sheets.

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

The Company has recognized the following revenue from collaboration agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Upfront licensing fees	$—	$9,872	$—	$13,724
Collaborative research activities	26	1,675	58	4,415
Total revenue from collaboration agreements	$26	$11,547	$58	$18,139

Clinical Trial Accruals

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials.  The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.  The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which the services and efforts are expended.  The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial.  The Company determines accrual estimates through financial models, taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed.  During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates.  The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to the Company at that time.  Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period.  Through June 30, 2014, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.  The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Stock-Based Compensation

2013 Equity Incentive Plan

During 2013, the Board of Directors (“the Board”) of the Company adopted the 2013 Equity Incentive Plan (“the 2013 Plan”). The 2013 Plan was approved by the Company’s stockholders in May 2013, and became effective upon the IPO in May 2013.  On May 15, 2014, the 2013 Plan was amended and restated to, among other things, provide for an increase in the number of shares of common stock that may be issued under the 2013 Plan (the “2013 Amended Plan”) of 1,000,000 shares for a total number of shares of common stock reserved for issuance under the 2013 Amended Plan of an aggregate of the sum of 2,845,329 shares, plus certain annual automatic increases. Additionally, the adoption of the 2013 Amended Plan re-started the ten year period during which the Company may grant incentive stock options under the 2013 Amended Plan and constituted approval of terms and conditions set forth therein that permit the Company to grant stock options and performance-based stock and cash awards under the 2013 Amended Plan that may continue to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.  The 2013 Amended Plan was approved by the Company’s stockholders during the Company’s Annual Stockholders’ Meeting on May 15, 2014.

The 2013 Amended Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2013 Plan on January 1 of each calendar year, beginning from January 1, 2014 through January 1, 2023. The number of shares added each year will be equal to either: (a) 4.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; or (b) a number of shares of Common Stock that may be determined each year by the Board that is less than the preceding clause (a). Pursuant to this provision, 716,761 additional shares of the Company’s common stock, which was 4.0% of the total number of shares of capital stock outstanding on December 31, 2013, were reserved for issuance under the 2013 Plan on January 1, 2014.

2014 Long Term Incentive Plan

In April 2014, the Compensation Committee and Board approved a long-term incentive program under the 2013 Plan (the “LTIP”) that provides for the grant of restricted stock unit awards (the “RSUs”) under the 2013 Plan to employees and directors designated by the Board of Directors or the Compensation Committee. Under the LTIP, the Company granted RSUs to its executive officers during the quarter ended June 30, 2014. The RSUs will commence vesting only upon meeting specific performance goals consisting of three designated price thresholds for its common stock, as reported on Nasdaq or as consideration for its common stock in a Change of Control (as defined in the 2013 Amended Plan). Specifically, one-third of each RSU commences vesting upon meeting each of the three price thresholds. Each performance goal must occur on or before December 31, 2017 or the RSUs (or portions thereof that have not commenced vesting due to any performance goal or goals that were not met) will terminate. If a performance goal is met, the applicable portion of the RSU that commences vesting will vest annually over a three-year period, subject to the recipient continuing in service with the Company through each vesting date, and accelerate in full upon a Change of Control.

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

The 2013 ESPP Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2013 ESPP on January 1 of each calendar year, beginning from January 1, 2014 through January 1, 2023. The number of shares of Common Stock added each year will be equal to the least of: (a) 1.0% of the total number of share of capital stock outstanding on December 31 of the preceding calendar year; (b) 166,666 shares of Common Stock; or (c) a number of shares of Common Stock that may be determined each year by the Board that is less than the preceding clauses (a) and (b). Pursuant to this provision, 166,666 additional shares of the Company’s common stock were reserved for issuance under the 2013 ESPP Plan on January 1, 2014.

At June 30, 2014, 41,729 shares of common stock have been issued under the ESPP at an average price of $6.12 per share.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved.  The Company determines the value of stock option compensation using the Black-Scholes option pricing model.

Stock-based compensation expense for restricted stock unit grants represents the cost of the grant date fair value recognized over the derived service period of the grant on a straight-line basis, net of expected forfeitures.  The Company determines the value of restricted stock unit compensation employing a lattice model using the Monte Carlo simulation.

Total stock-based compensation was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Research and development	$276	$124	$528	$235
General and administrative	585	297	1,125	584
	$861	$421	$1,653	$819

As of June 30, 2014, total unrecognized stock-based compensation costs related to non-vested stock options was approximately $7.6 million and the weighted-average period over which it is expected to be recognized is approximately 2.8 years. As of June 30, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock unit grants was approximately $620,000 and the weighted average period over which it is expected to be recognized is 3.7 years.

Net Income (Loss) Per Share Attributable to Common Stockholders

Prior to the IPO, the Company had common stock and participating preferred stock outstanding.  The Company applies the two-class method for calculating net income (loss) per share since it had issued securities, other than common stock, that contractually entitle the holder to participate in dividends and earnings of the Company. Effective upon the Company’s IPO, the outstanding participating preferred stock was converted into shares of common stock.

Basic earnings per common share is calculated by dividing net earnings (loss) available to common stock holders by the weighted average number of shares outstanding, without consideration for common stock equivalents. All undistributed earnings are allocated first to the preferred stockholders based on their contractual right to dividends.  This right is calculated on a prorated basis for the portion of the period the preferred shares were outstanding.  Any remaining undistributed earnings are allocated between preferred and common stock on a weighted average basis.

For periods in which participating preferred shares are outstanding, the Company uses the “two-class” method to calculate diluted earnings per share. This calculation does not assume that preferred shares are converted into common shares. If an instrument is determined to be dilutive, both the numerator and the denominator are adjusted for its impact.  For the three and six months ended June 30, 2014, the Company’s liability-accounted warrants were determined to be dilutive.  For the three months ended June 30, 2013, the Company’s redeemable non-controlling interest, warrants to purchase preferred shares and warrants to purchase common shares were determined to be dilutive.  The undistributed earnings after the adjustment for the effect of the dilutive securities is allocated first to the preferred stockholders based on their contractual right to dividends.  This right was calculated on a prorated basis for the portion of the period the preferred shares were outstanding.  Any remaining undistributed earnings are allocated between preferred and common stock on a weighted average basis. In all periods presented, the Company’s outstanding stock options and unvested restricted stock unit grants were excluded from the calculation of earnings (loss) per share because the effect would be antidilutive.

For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as for the six months ended June 30, 2013, basic and diluted earnings per share are the same.  Consequently, diluted earnings per share for these periods are not presented separately in the table below.

The computation for basic and diluted earnings per share (“EPS”) was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic income (loss) per share:
(Loss) income attributable to Ambit Biosciences Corporation	$(8,286)	$5,148	$(17,284)	$(3,081)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,315)	—	(3,634)
Change in fair value of redeemable non-controlling interest	—	3,246	—	1,747
Net income allocated to participating preferred stockholders	—	(3,457)	—	—
Net (loss) income available to common stockholders	$(8,286)	$3,622	$(17,284)	$(4,968)

Numerator for diluted loss per share:
(Loss) income attributable to Ambit Biosciences Corporation	$(8,286)	$5,148	$(17,284)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,315)	—
Net income allocated to redeemable non-controlling interest	—	12	—
Change in fair value of warrants for purchase of convertible preferred stock	—	(743)	—
Change in fair value of warrants for purchase of common stock	(2,254)	(1,748)	(2,783)
Net income allocated to participating preferred stockholders	—	(1,354)	—
Net (loss) income available to common stockholders	$(10,540)	$—	$(20,067)

Denominator for basic and diluted income (loss) per share:
Weighted average shares for basic EPS	17,978,598	8,055,392	17,958,082	4,051,932
Weighted average effect of dilutive securities	985,109	1,696,193	992,144
Weighted average shares for diluted EPS	18,963,707	9,751,585	18,950,226

Basic EPS	$(0.46)	$0.45	$(0.96)	$(1.23)
Diluted EPS	$(0.56)	$—	$(1.06)	$(1.23)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Warrants for common stock	549,462	—	549,462	1,635,283
Common stock options	2,253,173	1,264,086	2,253,173	1,264,086
Unvested restricted stock units	578,824	—	578,824	—
	3,381,459	1,264,086	3,381,459	2,899,369

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

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and International Financial Reporting Standards (“IFRS”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the effect of the adoption of this standard.

2.                       Ambit Canada

Ambit Canada was incorporated on December 29, 2004. Through a series of debt and equity financing transactions between the Company, GrowthWorks Canadian Fund Ltd. (“GrowthWorks”), a Canadian investor and predecessor Canadian investor, and Ambit Canada, the Company acquired and held between 36% and 50% of Ambit Canada’s total outstanding shares and at least 50% of the outstanding voting shares of Ambit Canada since its inception through the IPO in May 2013.

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

3.                    Fair Value Measurements

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 or 2013. The Company currently does not hold any government agency securities.

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,848	$47,848	$—	$—

Liabilities:
Common stock warrants	$6,867	$—	$—	$6,867

	Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$66,323	$66,323	$—	$—

Liabilities:
Common stock warrants	$9,650	$—	$—	$9,650

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Risk-free interest rate	2.4%	2.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	66.3%	62.9%
Expected term in years	8.3	8.8

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Common Warrant Liabilities

Balance at December 31, 2013	$9,650
Change in fair value	(2,783)

Balance at June 30, 2014	$6,867

Of the inputs used to value the outstanding common stock warrant liabilities at June 30, 2014, the most subjective input is the Company’s estimate of expected volatility.  If volatility were increased to 80%, the weighted average fair market value of the outstanding common stock warrants outstanding would increase 0.4%.

4.                       Warrants and Warrant Liabilities

The Company’s outstanding warrant liabilities consisted of the following (in thousands, except share and per share data):

			June 30, 2014
Issue Date	Expiration Date	Series	Exercise Price per Share	Shares Issuable upon Exercise	Fair Value
October 2012	October 2022	Common	0.24	1,017,227	$6,848
November 2012	October 2022	Common	0.24	2,787	19
				1,020,014	$6,867

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

The following table summarizes the warrants outstanding for purchase of common stock as of June 30, 2014 (excluding the warrants above that require liability accounting):

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of drugs to treat unmet medical needs in oncology, autoimmune and inflammatory diseases by inhibiting kinases that are important drivers for those diseases. Our pipeline currently includes three programs, each discovered internally and each aimed at the inhibition of validated kinase targets. Our lead drug candidate, quizartinib, is a once-daily, orally-administered FMS-like tyrosine kinase 3, or FLT3, kinase inhibitor. We initiated a Phase 3 clinical trial of quizartinib in April 2014 in patients with acute myeloid leukemia, or AML, who express a genetic mutation in FLT3 (referred to by us as FLT3-ITD positive) who are refractory to or relapsed after first-line treatment with or without hematopoietic stem cell transplantation, or HSCT, consolidation.  We plan to enroll approximately 326 patients who will be randomized 2:1 to quizartinib monotherapy or salvage chemotherapy and a single interim analysis is planned.  Our second drug candidate in clinical development, AC410, is a potent, selective, orally-administered, small molecule inhibitor of Janus kinase 2, or JAK2, that has potential utility for the treatment of autoimmune and inflammatory diseases. Our third program consists of a potent and exquisitely selective small molecule compound, AC708, which inhibits the colony-stimulating factor-1 receptor, or CSF1R, a receptor tyrosine kinase. This compound is in preclinical studies and has potential utility in oncology, autoimmune and inflammatory diseases. All of our drug candidates and clinical candidates have been internally discovered by us.

We have no products approved for sale, we have not generated any revenues from product sales and we have incurred significant operating losses since our inception. We have generated revenues from upfront payments and reimbursements associated with our collaboration agreements and from our former kinase profiling services business. We have never been profitable and have incurred consolidated net losses of approximately $17.3 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $265.5 million. We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of quizartinib, seek regulatory approval for and, if approved, pursue eventual commercialization of quizartinib, and advance our other drug candidates through preclinical studies and clinical trials.

We conduct our activities through Ambit Biosciences Corporation, a Delaware corporation, from our primary facility in San Diego, California.  Additionally, as of June 30, 2014, we have a wholly-owned subsidiary, Ambit Canada, which in the past conducted limited research and development activities in Toronto. We also have a wholly-owned subsidiary, Ambit Europe Limited, located in the United Kingdom, which has limited operations related to regulatory filings in the European Union. The following information is presented on a consolidated basis to include the accounts of these subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Financial Overview

Revenues

We have generated revenues from upfront, milestone and collaborative research activity payments received under our collaboration agreements. Reimbursements paid to us from Astellas for 50% of the eligible research and development costs incurred by us under our collaboration agreement have been recorded as revenue. Any amounts due to Astellas for our share of costs incurred by Astellas have been recorded as research and development costs.

We currently have no products approved for sale, and we have not generated any revenues from product sales or product royalties and do not expect to receive any revenues from any drug candidates unless and until they obtain regulatory approval. To date, we have not submitted any drug candidate for regulatory approval. In the future, we may generate revenues from a combination of upfront licensing fees, additional milestone payments, reimbursements, and royalties in connection with our existing and any future collaborations, as well as product sales for any approved products. However, other than potential milestone payments from Teva Pharmaceutical Industries Ltd., or Teva, we do not expect to receive revenues unless and until we receive approval for quizartinib or potentially enter into additional collaboration agreements for quizartinib or our other drug candidates. If we fail to achieve clinical success in the development of quizartinib in a timely manner and/or obtain regulatory approval for this drug candidate, our ability to generate future revenues would be materially adversely affected.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug candidates. Our business model is dependent upon our continuing to conduct a significant amount of research and development. To date, quizartinib represents the largest portion of our research and development expense. From the date of our agreement with Astellas and through the effective date of the termination, we shared equally in any agreed-upon research and development costs for quizartinib and any follow-on compounds in the United States and European Union and Astellas was solely responsible for development costs outside of the United States and European Union. Following the effective date of the termination, we are responsible for all world-wide development costs for quizartinib and any follow-on compounds, other than certain agreed upon transition costs, which are shared with Astellas. Our research and development expenses consist primarily of:

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

•                  stock-based compensation expense to employees and consultants; and

•                  costs associated with other research activities and regulatory approvals.

Research and development costs are expensed as incurred.

The following table indicates our research and development expense by project/category for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Total January 1, 2007 through June 30,
	2014	2013	2014	2013	2014
Quizartinib	$5,105	$4,895	$9,160	$11,887	$132,774
AC410 /AC430	256	12	306	50	16,069
CSF1R	388	522	1,294	873	15,216
Discovery projects	538	556	1,009	1,228	61,829
R&D administration	763	679	1,538	1,631	18,036
Total	$7,050	$6,664	$13,307	$15,669	$243,924

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

We do not expect quizartinib to be commercially available, if at all, for at least the next several years. We base our expenses related to clinical trials on estimates which are based on our experience and estimates provided by CROs and other third parties.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Collaboration Agreement Revenues. We recorded revenues of $26,000 and $11.5 million for the three months ended June 30, 2014 and 2013, respectively.  The decrease of approximately $11.5 million was primarily due to the termination of our agreement with Astellas, effective September 2013.

Research and Development Expenses. Our research and development expenses were $7.1 million and $6.7 million for the three months ended June 30, 2014 and 2013, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended June 30,		Increase/
	2014	2013	(Decrease)
Outside services	$4,673	$4,377	$296
Salaries and personnel	1,916	1,805	111
Facilities and operations	461	482	(21)
Total	$7,050	$6,664	$386

Outside Services. Expenses for outside services, such as for CROs and investigator sites, increased approximately $0.3 million from $4.4 million for the three months ended June 30, 2013 to $4.7 million for the three months ended June 30, 2014. This increase was due to expenses incurred in connection with the commencement of our quizartinib Phase 3 clinical trial in April 2014.  The increase was partially offset by lower expenses due to the completion of the Phase 2 clinical trial, resulting from a reduction in the number of patients being treated and followed.

Salaries and Personnel. Salaries and personnel-related expenses increased approximately $0.1 million from $1.8 million for the three months ended June 30, 2013 to $1.9 million for the three months ended June 30, 2014.  The increase was primarily due to an increase in research and development headcount from 31 employees at June 30, 2013 to 37 employees at June 30, 2014.  In addition, the increase was due to increased stock-based compensation expense.

General and Administrative Expenses.   General and administrative expenses were $3.5 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively.  The increase of approximately $1.3 million was due to increased personnel-related expenses, increased stock-based compensation expenses and increased legal expenses.

Interest Expense. Interest expense decreased from $108,000 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014. The decrease in interest expense was due to the repayment in full of our outstanding venture loan in September 2013.

Change in Fair Value of Warrant and Derivative Liabilities. The change in fair value of the stock warrant liabilities decreased approximately $0.3 million from a contra-expense of $2.6 million for the three months ended June 30, 2013 to a contra-expense of $2.3 million for the three months ended June 30, 2014.  The decrease was primarily due to changes in the estimated fair value of the securities underlying the warrants.

Comparison of the Six Months Ended June 30, 2014 and 2013

Collaboration Agreement Revenues. We recorded revenues of $58,000 and $18.1 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease of approximately $18.1 million was primarily due to the termination of our agreement with Astellas, effective September 2013.

Research and Development Expenses. Our research and development expenses were $13.3 million and $15.7 million for the six months ended June 30, 2014 and 2013, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Six Months Ended June 30,		Increase/
	2014	2013	(Decrease)
Outside services	$8,268	$11,085	$(2,817)
Salaries and personnel	4,057	3,509	548
Facilities and operations	982	1,075	(93)
Total	$13,307	$15,669	$(2,362)

Outside Services. Expenses for outside services, such as for CROs and investigator sites, decreased approximately $2.8 million from $11.1 million for the six months ended June 30, 2013 to $8.3 million for the six months ended June 30, 2014. The decrease was due to lower quizartinib research and development expenses, resulting from a reduction in the number of patients being treated and followed in the Phase 2 clinical trial.  The decrease was partially offset by an increase of expenses incurred in connection with the commencement of our quizartinib Phase 3 clinical trial in April 2014.

Salaries and Personnel. Salaries and personnel-related expenses increased approximately $0.6 million from $3.5 million for the six months ended June 30, 2013 to $4.1 million for the six months ended June 30, 2014.  The increase was primarily due to increased stock-based compensation expense and increased personnel costs due to an increase in research and development headcount from 31 employees at June 30, 2013 to 37 employees at June 30, 2014.

General and Administrative Expenses. General and administrative expenses were $6.8 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.  The increase of approximately $2.9 million was due to increased personnel-related expenses, increased legal expenses and increased stock-based compensation expense.

Interest Expense. Interest expense decreased from $270,000 for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014. The decrease in interest expense was due to the repayment in full of our outstanding venture loan in September 2013.

Change in Fair Value of Warrant and Derivative Liabilities. Expense related to the change in fair value of the stock warrant liabilities decreased approximately $4.2 million from an expense of $1.4 million for the six months ended June 30, 2013 to a contra-expense of $2.8 million for the six months ended June 30, 2014.  The difference was primarily due to changes in the estimated fair value of the securities underlying the warrants.

Liquidity and Capital Resources

We have incurred losses substantially since inception and negative cash flows from operating activities for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $265.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we: (i) continue the development and potential commercialization of our lead drug candidate, quizartinib; (ii) continue our research and development programs to advance our internal product pipeline; and (iii) incur additional costs associated with being a public company.

From our inception through June 30, 2014, we have funded our consolidated operations primarily through the issuance of equity and convertible debt securities and upfront payments from our collaboration agreements. Additionally, we have funded a portion of our operations from service revenues and additional funding under our collaboration agreements. As of June 30, 2014, we had cash and cash equivalents of approximately $52.8 million.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(18,397)	$(15,396)
Net cash used in investing activities	(146)	(510)
Net cash provided by financing activities	143	83,841
Effect of exchange rate changes on cash	13	(131)
Net increase (decrease) in cash and cash equivalents	$(18,387)	$67,804

Cash used in operating activities increased by $3.0 million from $15.4 million for the six months ended June 30, 2013 to $18.4 million for the six months ended June 30, 2014. Our net loss increased approximately $14.1 million from $3.1 million for the six months ended June 30, 2013 to $17.3 million for the six months ended June 30, 2014.  This increase was offset by a net decrease in the usage of deferred revenue of approximately $13.8 million from usage of $13.7 million for the six months ended June 30, 2013 to an increase in deferred revenue of $88,000 for the six months ended June 30, 2014.  Non-cash expenses decreased approximately $3.5 million from $2.5 million for the six months ended June 30, 2013 to net contra-expense of $975,000 for the six months ended June 30, 2014.   Changes in working capital and deferrals excluding deferred revenue in the six months ended June 30, 2014 and 2013 used cash of $226,000 and $1.0 million, respectively.

During the six months ended June 30, 2014, investing activities used cash of $146,000, primarily due to purchases of property and equipment. During the six months ended June 30, 2013, investing activities used cash of $510,000, primarily due to purchases of property and equipment.

Financing activities provided cash of $143,000 and $83.8 million for the six months ended June 30, 2014 and 2013, respectively.  Cash provided during the six months ended June 30, 2014 was primarily derived from purchases of stock through our ESPP program.  Cash provided during the six months ended June 30, 2013 was primarily derived from our IPO and concurrent private offering.

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

We believe our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. As of June 30, 2014, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2014 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Risk

Our balance sheet as of June 30, 2014 includes cash and cash equivalent balances of $4.7 million denominated in Canadian dollars through our Canadian subsidiary, Ambit Canada. The majority of Ambit Canada’s operational activities are denominated in Canadian dollars. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three- and six-month periods ended June 30, 2014 and 2013.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience delays in clinical trials of our drug candidates. We initiated a Phase 3 clinical trial of quizartinib in April 2014 in patients with relapsed/refractory AML who harbor the FLT3-ITD mutation. We may encounter delays if we are unable to enroll enough patients to complete the Phase 3 clinical trial or other clinical trials of quizartinib on time or at all. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments include nucleoside analogs, anthracyclines,  hypomethylating agents, and targeted agents including other FLT3 inhibitors. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. In the Phase 3 clinical trial, we are enrolling patients with relapsed/refractory AML, who are FLT3-ITD positive, which can be a difficult patient population to recruit.

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

•                  initiating clinical trial sites; or

•                  manufacturing sufficient quantities of drug candidates for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have or will have agreements governing their committed activities, we have limited influence over their actual performance.

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

Currently there are no approved therapies for relapsed/refractory AML beyond traditional chemotherapy. Quizartinib may face competition in the United States from the off-label use of commercially available kinase inhibitors such as Bayer AG’s and Onyx Pharmaceuticals, Inc.’s Nexavar® (sorafenib) and Pfizer Inc.’s Sutent® (sunitinib), two multi-kinase inhibitors that inhibit FLT3 approved for the treatment of certain solid tumors. However, these multi-kinase inhibitors are not currently approved for the treatment of AML. In addition, several other companies have small molecule and biologic drug candidates in development that target the FLT3 pathway and, if approved, could compete with quizartinib, including Novartis AG’s PKC-412 (midostaurin), Arog Pharmaceutical LLC’s crenolanib and Astellas Pharma Global Development Inc.’s ASP2215.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Michael A. Martino, our Chief Medical Officer, Athena Countouriotis, M.D., and our Chief Financial Officer, Alan Fuhrman. In order to induce valuable employees to remain at Ambit, in addition to salary and cash incentives, we have provided stock options that vest over time and grants of restricted stock units that commence vesting upon achievement of stock price targets and vest over time. The value to employees of stock options and restricted stock unit grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2014, we employed 57 employees, 53 of whom were full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, clinical, regulatory, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred significant operating losses since our inception, including consolidated net losses of $17.3 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $265.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including the clinical development and planned commercialization of our lead drug candidate, quizartinib, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of quizartinib, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

At June 30, 2014, we had $52.8 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2014, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.*

Prior to our IPO, there was no public market for our common stock.  Since our IPO in May 2013, the trading price of our common stock has ranged from a low of approximately $5 to a high of approximately $21.  The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2014, our executive officers, directors, 5% stockholders and their affiliates owned approximately 70% of our voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.  Furthermore, as a thinly-traded stock, if any of our major stockholders determine to exit from their holdings in us, for whatever reason, the impact on our stock price could be detrimental over a prolonged period of time.

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

Upon receipt, the net proceeds from our IPO were invested in cash equivalents.  As of June 30, 2014, we estimate that we had used approximately $313,000 for the purchase of equipment and approximately $39.1 million for working capital expenditures.  We intend to use the remainder of the net proceeds from the IPO to fund the continued clinical development of quizartinib, to fund the continued development of our other programs and for working capital and other general corporate purposes.  The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials and other studies, as well as any strategic partnerships that we may enter into with third parties for our drug candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from our IPO and the concurrent private placement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate.

4.2(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to June, July and December 2009 bridge financing investors.

4.3(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to September 2010 bridge financing investors.

4.4(2)	Warrant issued by the Registrant on October 5, 2005 to Oxford Finance Corporation.

4.5(2)	Warrant issued by the Registrant on December 22, 2005 to Oxford Finance Corporation.

4.6(2)	Form of Warrant issued by the Registrant to Oxford Finance Corporation pursuant to 2006 Master Security Agreement.

4.7(2)	Form of Warrant issued by the Registrant to Webster Bank, National Association pursuant to 2006 Master Security Agreement.

4.8(2)	Warrant issued by the Registrant on October 6, 2005 to Horizon Technology Funding Company II, LLC.

4.9(2)	Warrant issued by the Registrant on October 6, 2005 to Horizon Technology Funding Company III, LLC.

4.10(2)	Warrant issued by the Registrant on September 24, 2007 to Horizon Technology Funding Company V, LLC.

4.11(2)	Warrant issued by the Registrant on March 31, 2010 to Compass Horizon Funding Company LLC.

4.12(2)	Warrant issued by the Registrant on March 31, 2010 to Oxford Finance Corporation.

4.13(2)	Form of Warrant to Purchase Series D-2 Preferred Stock issued by the Registrant to May 2011 Series D-2 preferred stock financing investors.

4.14(2)	Termination and Warrant Amendment Agreement dated May 18, 2012 among the Registrant and certain holders of Series D-2 preferred stock warrants.

4.15(2)	Second Warrant Amendment Agreement dated October 25, 2012 among the Registrant and certain holders of Series D-2 Preferred stock warrants.

4.16(2)	Form of Warrant to Purchase Common Stock issued by the Registrant to October 2012 Series E preferred stock financing investors.

4.17(2)	Sixth Amended and Restated Investors Rights Agreement dated October 25, 2012 among the Registrant and certain of its stockholders, as amended.

4.18(3)	Termination and Amendment Agreement dated May 15, 2013 among the Registrant and certain of its stockholders.

10.1(4)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, under the Company’s 2014 Long Term Incentive Program.

10.2+	Amended and Restated 2013 Equity Incentive Plan and form of Stock Option Agreement thereunder.

10.3+(5)	2014 Long Term Incentive Program.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Document
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2013.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-186760), originally filed with the SEC on February 20, 2013.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 (File No. 001-35919) originally filed with the SEC on August 13, 2013.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 19, 2014.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014 (File No. 001-35919) originally filed with the SEC on May 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambit Biosciences Corporation

Date: August 12, 2014	By:	/S/ MICHAEL A. MARTINO
Michael A. Martino
President, Chief Executive Officer and Director
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ALAN FUHRMAN
Alan Fuhrman
Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)